Form 10-Q
period 1995-04-02
COMPTRONIX CORPORATION
filed 1995-05-17
CIK 848462

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(MARK ONE)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1995
                                      OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM            TO
                                              ------------   ------------

                        COMMISSION FILE NUMBER 0-17743
                                               -------

                            COMPTRONIX CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                   63-0860282
        (STATE OR JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

         COMPTRONIX CORPORATION
           THREE MARYLAND FARMS
                SUITE 140                                     37027
          NASHVILLE, TENNESSEE
     (ADDRESS OF PRINCIPAL EXECUTIVE                       (ZIP CODE)
                OFFICES)

    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE):  (615) 377-3330
                                                           --------------

                            ---------------------


                                     N/A
  --------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
   REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes            No
                           ------        ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
         13,263,303 as of may 15, 1995
- ----------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION
                   ITEM I.  CONDENSED FINANCIAL STATEMENTS
                            COMPTRONIX CORPORATION
                                BALANCE SHEETS
                                    ASSETS
                                (IN THOUSANDS)


                                                       April 2,                   December 31,
                                                         1995                         1994
                                                     -----------                  ------------
                                                     (unaudited)
 Current Assets:
     Cash and cash equivalents                        $     -                       $   397
     Accounts receivable, net                          13,901                        13,683
     Inventories                                       16,547                        16,119
     Other current assets                                 470                           570
                                                     --------                       -------
 Total Current Assets                                  30,918                        30,769

 Property, Plant and Equipment
    (Less accumulated depreciation and
    amortization of $24,685 at April 2,
    1995 and $23,508 at December 31,
    1994)                                              17,203                        17,719

 Other Assets                                           1,605                         1,988
                                                     --------                       -------
 Total Assets                                         $49,726                       $50,476
                                                     ========                       =======





 See notes to financial statements.

                             COMPTRONIX CORPORATION
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                         April 2,                 Decmber 31,
                                                                           1995                      1994
                                                                       -----------                -----------
                                                                       (unaudited)
Current Liabilities:
    Current maturities of long-term debt                                  $ 2,206                     2,517
    Accounts payable                                                        8,327                     7,474
    Accrued payroll and related expenses                                    1,220                     1,034
    Other payables and accruals                                             2,426                     2,562
                                                                          -------                   -------
      Total current liabilities                                            14,179                    13,587

Convertible Subordinated Debentures                                        29,230                    34,500

Long-term debt, excluding current maturities                               15,130                    16,380

Stockholders' Equity  :
    Redeemable convertible preferred stock Series A-6%  no
       par value per share; authorized 5,000,000 shares;
       issued and outstanding, 1,801,037 shares plus $437
       dividend accretion at April 2, 1995 and 1,274,787
       shares plus $203 dividend accretion at December 31,                  18,447                    12,951
       1994

    Common stock, par value $.01 per share; authorized
       50,000,000 shares; issued 13,262,131 shares at
       April 2, 1995 and 11,153,194 at December 31, 1994                       133                       111
    Additional paid-in capital                                              29,694                    29,873
    Accumulated Deficit                                                    (57,087)                  (56,926)
                                                                          --------                  --------
       Total Stockholders' Equity/(Deficiency)                              (8,813)                  (13,991)
                                                                          --------                  --------
       Total Liabilities and Stockholders' Equity                         $ 49,726                  $  50,476
                                                                          ========                  =========


 See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  Quarters Ended
                                                                     ----------------------------------------
                                                                         April 2,                April 3,
                                                                           1995                    1994
                                                                     ----------------       -----------------
                                                                          (in thousands except per share)
 Sales                                                                   $27,503                  $30,556

 Cost of Sales                                                            25,273                   29,516
                                                                         -------                  -------
 Gross Profit                                                              2,230                    1,040

 Marketing, general and administrative expense                             1,360                    1,863
 Interest expense - net                                                      993                    1,083
 Other income                                                               (196)                    (253)
                                                                         -------                  -------
                                                                           2,157                    2,693
                                                                         -------                  -------
 Net income/(loss)                                                            73                   (1,653)

 Accrued dividend in kind on preferred stock                                 234                      186
                                                                         -------                  -------
 Net loss applicable to common stock                                     $  (161)                 $(1,839)
                                                                         =======                  =======
 Net loss per common share                                               $  (.01)                    (.17)
                                                                         =======                  =======
 Weighted average common shares                                           12,689                   11,014
                                                                         =======                  =======



 See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Three Months Ended
                                                                    --------------------------------
                                                                      April 2,             April 3,
                                                                        1995                 1994
                                                                    -----------          -----------
                                                                              (in thousands)
Cash flows from operating activities:
   Net income/(loss)                                                       73               $(1,653)
    Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                     1,378                 1,676
      Allowance for doubtful accounts                                    (632)                   18
      Decrease in accounts receivable - trade                             414                   940
      (Increase)/decrease in inventories                                 (428)                2,286
      (Increase)/decrease in prepaid exp.and other assets                 100                  (615)
      Increase in accounts payable                                        853                 3,848
      Increase in accrued payroll and related expenses                    186                   517
      Decrease in other payables and accruals                            (119)               (1,086)
                                                                      -------               -------
             Net cash provided by operating activities                  1,825                 5,931
                                                                      -------               -------
Cash flows from investing activities:
   Capital expenditures, net                                             (661)                 (176)
                                                                      -------               -------
             Net cash used in investing activities                       (661)                 (176)
                                                                      -------               -------
Cash flows from financing activities:
   Payment of settlement and restructuring costs                            -                  (997)
   Net payments on revolving line of credit                              (859)               (4,296)
   Principal payments on other long term debt                            (702)                 (706)
   Proceeds from issuance of common stock                                   -                    26
                                                                      -------               -------
             Net cash used in financing activities                     (1,561)               (5,973)
                                                                      -------               -------
   Net decrease in cash                                                  (397)                 (218)

   Cash, beginning of period                                              397                   897
                                                                      -------               -------
   Cash, end of period                                                $     0               $   679
                                                                      =======               =======

 See notes to financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 APRIL 2, 1995



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been audited by independent accountants, but in the opinion of the Company, contain all adjustments necessary for a fair presentation of the results for the period. The results of operations for the three month period ended April 2, 1995 are not necessarily indicative of the results of operations for the year ending December 31, 1995.

NOTE 2 - LONG TERM DEBT

In November 1993, the Company retired its existing revolving line of credit and equipment loan with a new credit facility with CIT Group/Business Credit, Inc. The new credit facility consists of a $34.0 million three (3) year revolving line of credit secured by accounts receivable and inventory and a $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $14.7 million at April 2, 1995 and $14.3 million at December 31, 1994 and total borrowings of $10.8 million and $11.8 million, respectively). The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The company is also required to maintain certain financial covenants. As of April 2, 1995, the Company was required to maintain EBITDA of $1.9 million, working capital of $5.0 million, an interest coverage ratio of 1.0 to 1 and a fixed charge coverage ratio of .25 to 1. As of April 2, 1995, the Company was in compliance with all covenants and ratios, and its actual measures under these financial covenants were as follows: EBITDA of $2.5 million, working capital of $5.9 million, interest coverage ratio of 1.1 to 1 and fixed charge coverage ratio of .25 to 1. the quarterly financial covenants for the remainder of 1995 are as follows:

                                  Six Months        Nine Months      Year Ending
                                     Ending           Ending           Ending
                                  June 30, 1995    Sept. 30, 1995   Dec. 31, 1995
                                  -------------    --------------   -------------
EBITDA                            $4.3 million      $7.0 million    $10.0 million

Working capital                   $6.0 million      $7.0 million    $ 7.0 million

Interest coverage ratio            1.25 to 1          1.50 to 1       1.50 to 1

Fixed charge coverage ratio         .75 to 1          1.50 to 1       1.50 to 1


Based on the Company's current projections and business plan, management currently believes the Company will meet these covenants. This view is based on the Company's results for the fourth quarter of 1994 and the first quarter of 1995 as well as anticipated levels of business for the balance of the year. If it does not comply with these covenants, the Company will be required to seek a waiver or amendment to the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. Management also has identified contingent plans to reduce expenses, if necessary, to remain in compliance with these covenants.

The Company believes that cash generated from operations and with borrowings under its credit facility described above should be sufficient for the Company to meet its obligations during 1995, including debt settlement and trade creditor obligations. Based on its current assessment of the level of its business, the Company does not anticipate that it will be required to make significant capital expenditures in the next twelve to eighteen months.

On January 25, 1995, the Company completed a private negotiated exchange of $5.3 million of debentures for shares of the Company's common and Series A preferred stock. This exchange provided the exchanging debenture holders an aggregate of 2.1 million shares of common stock and .5 million shares of Series A preferred stock. The Company had no material gain or loss on the transaction.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

 GENERAL
Comptronix Corporation provides manufacturing services to original equipment manufacturers ("OEMS"), including producers of computers, computer peripherals, industrial instruments, communications equipment, medical devices and test equipment. The Company operates facilities in Guntersville, Alabama, and Colorado Springs, Colorado.

Operating results are generally affected by a number of factors, including the relative mix of high volume/lower margin business and lower volume/higher margin business, price competition, raw material costs, labor efficiencies, the degree of automation that can be used in the assembly process and the efficiencies achieved by the Company in managing inventories and fixed assets.

The financial information and the discussion below should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q. This discussion will also address certain factors which are anticipated to effect the Company's 1995 results and financial condition.

RESULTS OF OPERATIONS
Quarter Ended April 2, 1995 and April 3, 1994

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.

                                                                   Quarter Ended
                                                            ---------------------------
                                                            April 2,           April 3,
                                                             1995               1994
                                                            --------           --------
                                                             (%)                (%)
Sales                                                       100.0              100.0
    Cost of Sales                                            91.9               96.6
                                                            -----              -----
Gross profit                                                  8.1                3.4
    Marketing, general and administrative expense             4.9                6.1
    Interest expense - net                                    3.6                3.5
    Other income                                              (.7)               (.8)
                                                            -----              -----
Net income/(loss)                                              .3               (5.4)


With the disposition of the San Jose operations effective July 3, 1994, the first quarter of 1995 Company sales and expenses do not include any effects of the San Jose Operations. For the 1994 first quarter, San Jose sales and expenses are included in their respective categories.

Total Company sales for the first quarter of 1995 were $27.5 million, an increase of 27.9% as compared to the first quarter 1994 sales of $21.5 million, excluding $9.3 million for the San Jose division. The increase in sales predominantly relates to new customers and increased sales for existing customers in the telecommunications and consumer electronics industries.

Gross profit for the first quarter of 1995 was $2.2 million, 8.1% of sales, as compared to a gross profit of $.9 million, 4.5% of sales, for the first quarter of 1994, excluding $.1 million for the San Jose division. The first quarter improvement in gross profit is primarily from a more profitable mix of business, as well as an increase in consigned business which produces higher gross profit margins. During the latter part of 1994, the Company began to implement additional steps to improve gross margins, including adding new customers with better operating margins and reductions in overhead and direct costs. Additional measures were also taken to improve labor and material efficiencies.

Marketing, general and administrative expenses was $1.4 million, 4.9% of sales, for the first quarter of 1995, as compared to $1.9 million, 6.1% of sales, for the first quarter 1994. The overall decrease is attributable to the Company's cost control measures implemented during 1994 and the disposition of the San Jose division which accounted for approximately $.3 million in the first quarter of 1994.

Interest expense decreased to $1.0 million for the first quarter of 1995 from $1.1 million for the first quarter of 1994. The decrease in interest expense over the 1994 first quarter is the result of decreased borrowings for lower levels of inventory and receivables.

Other income was $.2 million for the first quarter of 1995 as compared to $.3 for the first quarter of 1994. Other income for 1995 includes amortization expense of deferred financing costs which was more than offset by the reversal of reserves relating to previous non-cash charges reserving for bad debts that were subsequently collected.

The Company's net loss was $161,000 for the first quarter of 1995 as compared to a net loss of $1.8 million for the first quarter of 1994. Net loss per share was $.01 (based upon a weighted average of 12,689,000 shares outstanding) in the first quarter of 1995, compared to net loss per share $.17 (based upon a weighted average of 11,014,000 shares outstanding) in the first quarter of 1994.


CERTAIN CURRENTLY IDENTIFIABLE FACTORS ANTICIPATED TO AFFECT REMAINING 1995 RESULTS

Based upon the Company's current assessment of its business, there are several currently identifiable factors which are likely to affect the remainder of 1995 operating results. In addition, factors which are likely to affect the Company's liquidity and uses of funds during the remainder of 1995 are discussed below under "Liquidity and Capital Resources".

As described above, the company has experienced an increase in sales as compared to the first quarter of 1994 but as anticipated the company's sales as compared to the fourth quarter of 1994 have decreased. Sales for the fourth quarter of 1994 were higher partially due to a higher level of sales to the consumer electronics industry reflecting some seasonal demand. The Company had anticipated that although sales for the first quarter of 1995 would be lower than sales for the fourth quarter of 1994, the overall mix of business for the first quarter of 1995 would be more profitable than the fourth quarter of 1994. The Company currently believes that it will maintain or slightly improve targeted margins as compared to the first quarter of 1995. This belief is based upon the company's backlog of orders on April 2, 1995, which totaled approximately $70 million compared to $56 million at the end of 1994. The Company believes that it has been able to maintain the quality of its products and meet its customer schedules, although the Company has experienced some component shortages or higher than projected costs from time to time related to either the components market generally or the uncertainties previously affecting the Company.

The Company has also identified certain factors which are likely to effect cost of sales during the remainder of 1995. As described above, the Company has significantly reduced costs and will continue to improve and reduce the overhead component of cost of sales during 1995. The Company believes that its operating expense control and reorganization of its material purchasing and control functions will have a positive impact on cost of sales. In the first quarter of 1995, the Company experienced favorable purchase prices for materials in comparison to amounts charged by suppliers from previous periods during 1994. The Company also believes that the implementation of management information systems to identify areas for improvement in operating efficiencies will facilitate more accurate and timely management decisions.

As the Company has previously reported, the landlord of the Company's Colorado Springs facility has exercised its option to terminate that lease six months early in order to reoccupy that space for its own operations. Therefore, the lease will expire in September, 1995. The termination of this lease has provided the Company with the opportunity to evaluate how best to continue to serve its customers and at the same time increase manufacturing capacity utilization and minimize manufacturing overhead costs. As a result of this evaluation, the Company currently believes that it will consolidate its operations at its Guntersville facility, where it has two plants, and relocate the manufacturing equipment previously used in Colorado Springs to Guntersville. Based on preliminary discussions, the Company believes that most all its customers from whom the Company expected recurring revenues will continue to utilize the Company's services provided through its Guntersville facility. Thus, the Company expects that it will, over the next two quarters, be able to reduce its costs to reflect the elimination of the Colorado Springs facility while maintaining the Company's revenue base. In the event that the revenue base proves too large for the Guntersville facility or in order to accommodate future growth, the Company intends to consider the possibility of leasing or acquiring another facility in a location where a lower level of costs makes it attractive to operate an additional facility.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its capital expenditures through the issuance of debt and equity securities and borrowings under its bank equipment line of credit. The Company has financed the growth in its inventory and accounts receivable through bank borrowings and through payment terms provided by suppliers. During 1994 and the first three months of 1995, the Company made significant progress in reducing its accounts receivable and inventory balances to more acceptable levels, and used the excess working capital to reduce debt. The Company reduced total long-term indebtedness (other than convertible debt) from $25.5 million at April 3, 1994 to $15.1 million at April 2, 1995. Management of the Company recognizes the strategic importance of generating greater working capital from operations and is focusing on improving inventory turns, reducing work in process cycle times and improving asset utilization to measure the Company's future success in this area.

The Company's net cash flows provided by operating activities were $1.8 million and $5.9 million in the first three months of 1995 and 1994, respectively. Principally, the 1995 amount reflects lower levels of accounts payable outstanding as compared to the first quarter of 1994.

The Company's net cash flows used in investing activities were $.7 million and $.2 million in the first three months of 1995 and 1994, respectively. These uses principally relate to additions of machinery and equipment during the first three months of 1995.

The Company's net cash flows used in financing activities were $1.6 million and $6.0 million in the first three months of 1995 and 1994, respectively. These uses are principally related to payments on bank debt and settlement and restructuring costs.

In November 1993, the company completed the refinancing of its existing credit facilities. As part of the refinancing, the Company obtained a $40.0 million credit facility from the CIT Group/Business Credit, Inc. (CIT). The agreement with CIT provides for a $34.0 million three (3) year revolving credit facility and a $6.0 million five (5) year term loan. Amounts which may be borrowed under the revolving credit facility are subject to a borrowing base test of 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory. At April 2, 1995, the Company had borrowed $10.8 million under the revolving credit facility on a total availability of $14.7 million as of April 2, 1995. The agreement also contains various financing covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company also is required to maintain certain financial covenants. As of April 2, 1995, the Company was required to maintain EBITDA of $1.9 million, working capital of $5.0 million, an interest coverage ratio of 1.0 to 1 and a fixed charge coverage ratio of .25 to 1. As of April 2, 1995, the Company was in compliance with all covenants and ratios, and its actual measures under these financial covenants were as follows: EBITDA of $2.5 million, working capital of $5.9 million, interest coverage ratio of 1.1 to 1 and fixed charge coverage ratio of .25 to 1. The quarterly financial covenants for the remainder of 1995 are as follows:

                                   Six Months       Nine Months      Year Ending
                                     Ending           Ending            Ending
                                  June 30, 1995    Sept. 30, 1995   Dec. 31, 1995
                                  -------------    --------------   -------------
EBITDA                            $4.3 million     $7.0 million     $10.0 million

Working capital                   $6.0 million     $7.0 million     $ 7.0  million

Interest coverage ratio             1.25 to 1        1.50 to 1        1.50 to 1

Fixed charge coverage ratio          .75 to 1        1.50 to 1        1.50 to 1

Based on the Company's current projections and business plan, management currently believes the Company will meet these covenants. This view is based on the Company's results for the fourth quarter of 1994 and the first quarter of 1995 as well as anticipated levels of business for the balance of the year. If it does not comply with these covenants, the Company will be required to seek a waiver or amendment to the CIT credit agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. Management also has identified contingent plans to reduce expenses, if necessary, to remain in compliance with these covenants.

In November 1993, the Company's bank lenders agreed to retain a four (4) year term loan of $3.0 million secured by one of the Company's manufacturing facilities in Guntersville, Alabama. The Company made a payment of $1.5 million from its income tax refunds of $6.1 million in December 1993.

Under the terms of an amendment to the Company's Amended Senior Note Agreement with its term lenders made in November 1993, the Company made a payment of $4.0 million from the Company's income tax refunds of $6.1 million in December 1993, which will result in the notes being repaid by August 31, 1996. A payment of $3.5 million was made in December 1993 and $.5 million in January 1994. At April 2, 1995 the amounts outstanding under the term loans were $.7 million. The quarterly payments and other material terms of the term lenders' indebtedness remain the same.

On January 25, 1995, the Company completed a private negotiated exchange of $5.3 million of debentures for shares of the Company's common and Series A preferred stock. This exchange provided the exchanging debenture holders an aggregate of 2.1 million shares of common stock and .5 million shares of Series A preferred stock. The Company had no material gain or loss on the transaction.

The Company believes that cash generated from operations and with borrowings under its credit facility described above will be sufficient for the company to meet its obligations during 1995, including debt principal payments and trade creditor obligations. Based on its current assessment of the level of its business, the Company does not anticipate that it will be required to make significant capital expenditures in the next twelve to eighteen months.

EBITDA
The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $2.5 million and $1.1 million for the first quarter of 1995 and 1994, respectively. The Company presents

EBITDA as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain parties find it to be a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for GAAP operating and cash flow data. Management, however, believes that EBITDA does supplement this information for several reasons. First, EBITDA supplements data regarding the Company's cash flow because EBITDA is the principal performance covenant in the CIT Credit Agreement. In addition, the Company also has made significant investments in capital equipment, primarily through borrowings. therefore, the Company is incurring a significant amount of depreciation on this equipment reflected in its results of operations. As a result, the Company believes that information with respect to EBITDA should be read in conjunction with the discussion of results of operations and the discussion of liquidity and capital resources.

 PART II - OTHER INFORMATION



 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 27   Financial Data Schedule (for SEC use only)



         (b)     Reports on Form 8-K

                 None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COMPTRONIX CORPORATION
                                      (Registrant)




 Date:  May 17, 1995
                                      By:   /s/ E. Townes Duncan
                                                -----------------------
                                                E. Townes Duncan
                                                Chairman of the Board




                                      By:   /s/ Joseph G. Andersen
                                                -----------------------
                                                Joseph G. Andersen
                                                Chief Financial Officer