Form 10-Q
period 1995-07-02
COMPTRONIX CORPORATION
filed 1995-08-16
CIK 848462

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 1995

                                      OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM............ TO............

                         COMMISSION FILE NUMBER 0-17743
                                                -------

                             COMPTRONIX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     63-0860282
          (STATE OR JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           COMPTRONIX CORPORATION
            THREE MARYLAND FARMS
                  SUITE 140                                       37027
            NASHVILLE, TENNESSEE
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (615) 377-3330

                     --------------------------------------


                                      N/A
--------------------------------------------------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      13,263,410 as of August 15, 1995
      --------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                     ITEM I. CONDENSED FINANCIAL STATEMENTS
                             COMPTRONIX CORPORATION
                                 BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                              July 2,        December 31,
                                               1995             1994
                                              -------        ------------
                                            (unaudited)
Current Assets:
     Cash and cash equivalents                $   -            $   397
     Accounts receivable, net                  11,851           13,683
     Inventories                               15,269           16,119
     Other current assets                         411              570
                                              -------          -------
Total Current Assets                           27,531           30,769

Property, Plant and Equipment
       (Less accumulated depreciation and
     amortization of $24,794 at July 2,
     1995 and $23,508 at December 31,
     1994)                                     16,150           17,719

Other Assets                                    1,356            1,988
                                              -------          -------
Total Assets                                  $45,037          $50,476
                                              =======          =======



See notes to financial statements.

                             COMPTRONIX CORPORATION
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                       July 2,    December 31,
                                                                                        1995          1994
                                                                                     -----------  ------------
                                                                                     (unaudited)
Current Liabilities:
    Current maturities of long-term debt                                              $  1,885    $  2,517
    Accounts payable                                                                     5,792       7,474
    Accrued payroll and related expenses                                                 1,112       1,034
    Other payables and accruals                                                          3,378       2,562
                                                                                      --------    --------
       Total current liabilities                                                        12,167      13,587

Convertible Subordinated Debentures                                                     29,230      34,500

Long-term debt, excluding current maturities                                            14,039      16,380

Stockholders' Equity:
    Redeemable convertible preferred stock Series A-6%, no
         par value per share; authorized 5,000,000 shares;
         issued and outstanding, 1,844,791 shares plus $268
         dividend accretion at July 2, 1995 and 1,274,787
         shares plus $203 dividend accretion at December 31,                            18,716      12,951
         1994

    Common stock, par value $.01 per share; authorized
         50,000,000 shares; issued 13,263,360 shares at July
         2, 1995 and 11,153,194 at December 31, 1994                                       133         111
    Additional paid-in capital                                                          29,715      29,873
    Accumulated deficit                                                                (58,963)    (56,926)
                                                                                      --------    --------
         Total Stockholders' Equity/(Deficiency)                                       (10,399)    (13,991)
                                                                                      --------    --------
         Total Liabilities and Stockholders' Equity                                   $ 45,037    $ 50,476
                                                                                      ========    ========



See notes to financial statements.

                            COMPTRONIX CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       Quarters Ended
                                                               -------------------------------
                                                               July 2,                 July 3,
                                                                1995                    1994
                                                               -------                 -------
                                                               (in thousands except per share)
Sales                                                          $22,737                 $33,181

Cost of Sales                                                   21,475                  34,970
                                                               -------                 -------

Gross profit/(loss)                                              1,262                  (1,789)

Marketing, general and administrative expense                    1,798                   2,002
Interest expense - net                                             938                   1,150
Estimated loss on sale of excess capacity                            -                   3,500
Other expense                                                      125                     335
                                                               -------                 -------


                                                                 2,861                   6,987
                                                               -------                 -------

Net loss                                                        (1,599)                 (8,776)

Accrued dividend in kind on preferred stock                        277                     189
                                                               -------                 -------

Net loss applicable to common stock                            $(1,876)                $(8,965)
                                                               =======                 =======

Net loss per common share                                      $ (0.14)                $ (0.81)
                                                               =======                 =======

Weighted average common shares                                  13,263                  11,044
                                                               =======                 =======




See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Six Months Ended
                                                          --------------------------
                                                           July 2,           July 3,
                                                            1995              1994
                                                          --------          --------
                                                      (in thousands except per share)
Sales                                                     $ 50,240          $ 63,737

Cost of Sales                                               46,750            64,486
                                                          --------          --------

Gross profit/(loss)                                          3,490              (749)

Marketing, general and administrative expense                3,153             3,865
Interest expense - net                                       1,931             2,233
Estimated loss on sale of excess capacity                     --               3,500
Other (income)/expense                                         (69)               82
                                                          --------          --------
                                                             5,015             9,680
                                                          --------          --------

Net loss                                                    (1,525)          (10,429)

Accrued dividend in kind on preferred stock                    512               375
                                                          --------          --------

Net loss  applicable to common stock                      $ (2,037)         $(10,804)
                                                          ========          ========

Net loss per common share                                 $  (0.16)         $  (0.98)
                                                          ========          ========

Weighted average common shares                              12,975            11,029
                                                          ========          ========




See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Six Months Ended
                                                                             ----------------------
                                                                             July 2,        July 3,
                                                                              1995           1994
                                                                             -------       --------
                                                                                 (in thousands)
Cash flows from operating activities:
    Net loss                                                                 $(1,525)      $(10,429)
       Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Estimated loss on sale of excess capacity                              --            3,500
         Depreciation and amortization                                         2,702          3,312
         Allowance for doubtful accounts                                        (618)           212
         Decrease in accounts receivable - trade                               2,450          1,182
         Decrease in inventories                                                 850          4,037
         (Increase)/decrease  in prepaid exp.and other assets                    334           (314)
         Increase/(decrease) in accounts payable                              (1,682)         5,605
         Increase in accrued payroll and related expenses                         62             66
         Increase/(decrease) in other payables and accruals                      816             (4)
                                                                             -------       --------
                 Net cash provided by operating activities                     3,389          7,167
                                                                             -------       --------

Cash flows from investing activities:
    Capital expenditures, net                                                   (813)          (459)
                                                                             -------       --------
                         Net cash used in investing activities                  (813)          (459)
                                                                             -------       --------
Cash flows from financing activities:
    Payment of settlement and restructuring costs                               --           (1,497)
    Net payments on revolving line of credit                                  (1,561)        (4,021)
    Principal payments on other long term debt                                (1,412)        (1,265)
    Proceeds from issuance of common stock                                      --               35
                                                                             -------       --------
                 Net cash used in financing activities                        (2,973)        (6,748)

                                                                             -------       --------
    Net decrease in cash                                                        (397)           (40)

    Cash, beginning of period                                                    397            897

                                                                             -------       --------
    Cash, end of period                                                      $     0       $    857
                                                                             =======       ========



See notes to financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  July 2, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been audited by independent accountants, but in the opinion of the Company, contain all adjustments necessary for a fair presentation of the results for the period. The results of operations for the six month period ended July 2, 1995 are not necessarily indicative of the results of operations for the year ending December 31, 1995.

NOTE 2 - LONG TERM DEBT

In November 1993, the Company retired its existing revolving line of credit and equipment loan with a new credit facility with CIT Group/Business Credit, Inc. The new credit facility consists of a $34.0 million three (3) year revolving line of credit secured by accounts receivable and inventory and a $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $12.8 million at July 2, 1995 and $14.3 million at December 31, 1994 and total borrowings of $10.2 million and $11.8 million, respectively). The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company is also required to maintain certain financial covenants. As of July 2, 1995, the Company failed to meet the covenants in its credit agreement with The CIT Group. CIT has granted the Company a waiver for all covenant violations resulting from the Company's second quarter performance.

Based on the Company's second quarter performance, management currently believes the Company will not meet the covenants previously contained in the credit agreement for the remainder of 1995. The CIT Group and the Company have negotiated and implemented revised covenants as follows:

EBITDA:

The Company shall have EBITDA for the applicable periods below of not less than:

Fiscal Period                                                             EBITDA
For the nine (9) months ended September 30, 1995                       $ 5,000,000
For the twelve months (12) ended December 31, 1995                     $ 7,500,000
For each twelve (12) months ending on each fiscal
  quarter thereafter                                                   $10,000,000

Working Capital:

The Company shall have on the last day of the applicable fiscal quarters below working capital of not less than:

Fiscal Quarter                                                      Working Capital
For the quarter ending September 30, 1995                              $4,500,000
For the quarter ending December 31, 1995                               $5,500,000
For each quarter after the quarter ending December 31, 1995            $7,000,000

Interest Coverage Ratio:

The Company shall have on the last day of the applicable fiscal periods below an Interest Coverage Ratio of not less than:

Fiscal Period                                                           Ratio
For the nine (9) months ending September 30, 1995                      .40 to 1
For the twelve (12) months ending December 31, 1995                    .65 to 1
For the twelve (12) months ending on each fiscal quarter
  thereafter                                                          1.50 to 1

Fixed Charge Coverage Ratio:

Fiscal Periods                                                          Ratio
For the nine (9) months ending September 30, 1995                      .45 to 1
For the twelve (12) months ending December 31, 1995                   1.00 to 1
For the twelve (12) months ending on each fiscal quarter
  thereafter                                                          1.50 to 1


Based on the Company's current business plan and the consolidation of the Colorado Springs and Guntersville facilities resulting in reduced overhead expenses and the Company's current business plan, management currently believes the Company will meet the revised covenants. If it does not comply with these covenants, the Company will be required to seek a waiver or amendment to the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding.

The Company believes that cash generated from operations and with borrowings under its credit facility described above should be sufficient for the Company to meet its obligations during 1995, including debt service and trade creditor obligations. Based on its current assessment of the level of its business, the Company does not anticipate that it will be required to make significant capital expenditures in the next twelve to eighteen months.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL
Comptronix Corporation provides manufacturing services to original equipment manufacturers ("OEMs"), including producers of computers, computer peripherals, industrial instruments, communications equipment, medical devices and test equipment. The Company operates two plants in Guntersville, Alabama.

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

RESULTS OF OPERATIONS
Quarter Ended July 2, 1995 and July 3, 1994

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.

                                                    Quarter Ended
                                                  ------------------
                                                   July 2,    July 3,
                                                    1995       1994
                                                  -------    -------
                                                   (%)        (%)
Sales                                              100.0      100.0
    Cost of Sales                                   94.4      105.4
                                                   -----      -----
Gross profit/(loss)                                  5.6       (5.4)
    Marketing, general and administrative expense    7.9        6.0
    Interest expense - net                           4.1        3.5
    Loss on sale of excess capacity                  --        10.5
    Other expense                                     .6        1.0
                                                   -----      -----
Net loss                                            (7.0)     (26.4)

With the disposition of the San Jose operations effective July 3, 1994, the second quarter of 1995 Company sales and expenses do not include any effects of the San Jose operations. For the 1994 first quarter, San Jose sales and expenses are included in their respective categories.

Total Company sales for the second quarter of 1995 were $22.7 million, a decrease of 12.5% as compared to the second quarter 1994 sales of $25.9 million, excluding $7.2 million for the San Jose division. The decrease in sales is primarily attritibutable to inefficiencies and lost production days with the transition of the Company's Colorado Springs division to the Guntersville facilities. These temporary capacity constraints affected the Company's ability to meet customer delivery schedules in June and reduced second quarter revenues by several million dollars. Additionally, to a lesser degree, the Company's revenues were impacted by component market conditions that affected the avialability of components needed for certain programs and by certain customers' decisions to push production out to the later part of the year.

Gross profit for the second quarter of 1995 was $1.3 million, 5.6% of sales, as compared to a gross loss of $1.2 million, 4.4% of sales, for the second quarter of 1994, excluding $.6 million gross loss for the San Jose division. The second quarter improvement in gross profit is primarily from a more profitable mix of business, as well as an increase in consigned business which produces higher gross profit margins. During the latter part of 1994, the Company began to implement additional steps to improve gross margins, including adding new customers with better operating margins and reductions in overhead and direct costs. Additional measures were also taken to improve labor and material efficiencies.

Marketing, general and administrative expense was $1.8 million, 7.9% of sales, for the second quarter of 1995, as compared to $2.0 million, 6.0% of sales, for the second quarter 1994. The overall decrease is attributable to the disposition of the San Jose division which accounted for approximately $.3 million in the second quarter of 1994.

Interest expense decreased to $.9 million for the second quarter of 1995 from $1.2 million for the second quarter of 1994. The decrease in interest expense over the 1994 second quarter is the result of decreased borrowings for lower levels of inventory and receivables.

Other expense was $.1 million for the second quarter of 1995 as compared to $.3 for the second quarter of 1994. Other expense for 1995 and 1994 includes amortization expense of deferred financing costs.

The Company's net loss was $1.9 million for the second quarter of 1995 as compared to a net loss of $9.0 million for the second quarter of 1994. Net loss per share was $0.14 (based upon a weighted average of 13,263,000 shares outstanding) in the second quarter of 1995, compared to net loss per share $0.81 (based upon a weighted average of 11,044,000 shares outstanding) in the second quarter of 1994.

Six Months Ended July 2, 1995 and July 3, 1994

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.

                                                    Six Months Ended
                                                  -------------------
                                                   July 2,    July 3,
                                                    1995       1994
                                                  --------    -------
                                                   (%)        (%)
Sales                                              100.0      100.0
    Cost of Sales                                   93.1      101.2
                                                   -----      -----
Gross profit/(loss)                                  6.9       (1.2)
    Marketing, general and administrative expense    6.2        6.1
    Interest expense - net                           3.8        3.5
    Loss on sale of excess capacity                  --         5.5
    Other (income)/expense                           (.1)        .1
                                                   -----      -----
Net loss                                            (3.0)     (16.4)

With the disposition of the San Jose operations effective July 3, 1994, the first half of 1995 Company sales and expenses do not include any effects of the San Jose operations. For the 1994 first half, San Jose sales and expenses are included in their respective categories.

Total Company sales for the first half of 1995 were $50.2 million, an increase of 6.5% as compared to the first half 1994 sales of $47.2 million, excluding $16.6 million for the San Jose division. The increase in sales predominantly relates to new customers and increased sales for existing customers in the telecommunications and consumer electronics industry.

Gross profit for the first half of 1995 was $3.5 million, 6.9% of sales, as compared to a gross loss of $.1 million, .3% of sales, for the first half of 1994, excluding $.6 million gross loss for the San Jose division. The first half improvement in gross profit is primarily from a more profitable mix of business, as well as an increase in consigned business which produces higher gross profit margins. During the latter part of 1994, the Company began to implement additional steps to improve gross margins, including adding new customers with better operating margins and reductions in overhead and direct costs. Additional measures were also taken to improve labor and material efficiencies.

Marketing, general and administrative expense was $3.2 million, 6.2% of sales, for the first half of 1995, as compared to $3.9 million, 6.1% of sales, for the first half 1994. The overall decrease is attributable to the disposition of the San Jose division which accounted for approximately $.7 million in the second quarter of 1994.

Interest expense decreased to $1.9 million for the first half quarter of 1995 from $2.2 million for the first half of 1994. The decrease in interest expense over the 1994 first half is the result of decreased borrowings for lower levels of inventory and receivables.

Other income was $.1 million for the first half of 1995 as compared to other expense of $.1 for the first half of 1994. Other income for 1995 includes amortization expense of deferred financing costs which was more than offset by the reversal of reserves relating to previous non-cash charges reserving for bad debts that were subsequently collected. Other expense for 1994 includes amortization expense of deferred financing costs.

The Company's net loss was $2.0 million for the first half of 1995 as compared to a net loss of $10.8 million for the first half of 1994. Net loss per share was $0.16 (based upon a weighted average of 12,975,000 shares outstanding) in the first half of 1995, compared to net loss per share $0.98 (based upon a weighted average of 11,029,000 shares outstanding) in the first half of 1994.

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

As described above, the Company has experienced a decrease in sales as compared to the second quarter of 1994 which is mainly attributable to greater than expected delays and inefficiencies in the transfer of the Colorado Springs operations to the two facilities in Guntersville, Alabama. Customers representing over 90% of the first two quarter revenues of the Company's Colorado Springs division have transferred their programs to Guntersville. The transfer of production is complete and the Company is in production in Guntersville for the former Colorado Springs customers. The Company currently believes that it will maintain or slightly improve targeted margins as compared to the second quarter of 1995. This belief is based upon the Company's backlog of orders on July 2, 1995, which totaled approximately $66 million compared to $56 million at the end of 1994. The Company believes that it has been able to maintain the quality of its products and, other than is impacted by the Colorado Springs transition, meet its customer schedules. The Company has experienced some component shortages or higher than projected costs from time to time related to the components market generally.

The Company has also identified certain factors which are likely to effect cost of sales during the remainder of 1995. As described above, the Company has significantly reduced overhead costs with the combination of the Colorado Springs and Guntersville facilities and will continue to improve and reduce the overhead component of costs of sales during 1995. The Company believes that its operating expense control and reorganization of its material purchasing and control functions will have a positive impact on costs of sales. In the first half of 1995, the Company experienced favorable purchase prices for materials in comparison to amounts charged by suppliers from previous periods during 1994. In addition, the Company has made additional overhead reductions and reorganized the Company's management team.

In the event that the revenue base proves too large for the Guntersville facility or in order to accommodate future growth, the Company intends to consider the possibility of leasing or acquiring another facility in a location where a lower level of costs makes it attractive to operate an additional facility.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its capital expenditures through the issuance of debt and equity securities and borrowings under its bank equipment line of credit. The Company has financed the growth in its inventory and accounts receivable through bank borrowings and through payment terms provided by suppliers. During 1994 and the first half of 1995, the Company made significant progress in reducing its accounts receivable and inventory balances to more acceptable levels, and used the excess working capital to reduce debt. The Company reduced total long-term indebtedness (other than convertible debt) from $21.8 million at July 3, 1994 to $14.0 million at July 2, 1995. Management of the Company recognizes the strategic importance of generating greater working capital from operations and is focusing on improving inventory turns, reducing work in process cycle times and improving asset utilization to measure the Company's future success in this area.

The Company's net cash flows provided by operating activities were $3.4 million and $7.2 million in the first six months of 1995 and 1994, respectively. Principally, the 1995 amount reflects lower levels of accounts payable outstanding as compared to the first half of 1994.

The Company's net cash flows used in investing activities were $.8 million and $.5 million in the first half of 1995 and 1994, respectively. These uses principally relate to additions of machinery and equipment during the first half of 1995.

The Company's net cash flows used in financing activities were $3.0 million and $6.7 million in the first half of 1995 and 1994, respectively. These uses are principally related to payments on bank debt and settlement and restructuring costs.

In November 1993, the Company completed the refinancing of its existing credit facilities. As part of the refinancing, the Company obtained a $40.0 million credit facility from the CIT Group/Business Credit, Inc. (CIT). The agreement with CIT provides for a $34.0 million three (3) year revolving credit facility and a $6.0 million five (5) year term loan. Amounts which may be borrowed under the revolving credit facility are subject to a borrowing base test of 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory. At July 2, 1995, the Company had borrowed $10.2 million under the revolving credit facility on a total availability of $12.8 million as of July 2, 1995. The agreement also contains various financing covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company also is required to maintain certain financial covenants. As of July 2, 1995, the Company failed to meet the covenants in its credit agreement with The CIT Group. CIT has granted the Company a waiver for all covenant violations resulting from the Company's second quarter performance.

Based on the Company's second quarter performance, management currently believes the Company will not meet the covenants previously contained in the credit agreement for the remainder of 1995. The CIT Group and the Company have negotiated and implemented revised covenants as follows:

EBITDA:

The Company shall have EBITDA for the applicable periods below of not less than:

Fiscal Period                                                            EBITDA
For the nine (9) months ended September 30, 1995                       $ 5,000,000
For the twelve months (12) ended December 31, 1995                     $ 7,500,000
For each twelve (12) months ending on each fiscal
  quarter thereafter                                                   $10,000,000

Working Capital:

The Company shall have on the last day of the applicable fiscal quarters below working capital of not less than:

Fiscal Quarter                                                       Working Capital
For the quarter ending September 30, 1995                              $ 4,500,000
For the quarter ending December 31, 1995                               $ 5,500,000
For each quarter after the quarter ending December 31, 1995            $ 7,000,000

Interest Coverage Ratio:

The Company shall have on the last day of the applicable fiscal periods below an Interest Coverage Ratio of not less than:

Fiscal Period                                                           Ratio
For the nine (9) months ending September 30, 1995                      .40 to 1
For the twelve (12) months ending December 31, 1995                    .65 to 1
For the twelve (12) months ending on each fiscal quarter
  thereafter                                                          1.50 to 1

Fixed Charge Coverage Ratio:

Fiscal Periods                                                          Ratio
For the nine (9) months ending September 30, 1995                      .45 to 1
For the twelve (12) months ending December 31, 1995                   1.00 to 1
For the twelve (12) months ending on each fiscal quarter
  thereafter                                                          1.50 to 1

Based on the Company's current business plan and the consolidation of the Colorado Springs and Guntersville facilities resulting in reduced overhead expenses and the Company's current business plan, management currently believes the Company will meet the revised covenants. If it does not comply with these covenants, the Company will be required to seek a waiver or amendment from the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding.

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

EBITDA
The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $3.1 million income and $1.4 million loss for the first half of 1995 and 1994, respectively. The Company presents EBITDA as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain parties find it to be a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for GAAP operating and cash flow data. Management, however, believes that EBITDA does supplement this information for several reasons. First, EBITDA supplements data regarding the Company's cash flow because EBITDA is the principal performance covenant in the CIT Credit Agreement. In addition, the Company also has made significant investments in capital equipment, primarily through borrowings. Therefore, the Company is incurring a significant amount of depreciation on this equipment reflected in its results of operations. As a result, the Company believes that information with respect to EBITDA should be read in conjunction with the discussion of results of operations and the discussion of liquidity and capital resources.

PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Number         Description

                 10             Agreements between the CIT Group
                                and Comptronix Corporation

                 27             Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMPTRONIX CORPORATION
                                            (Registrant)

Date:  August 16, 1995

                                            By:  /s/  E. Townes Duncan
                                                      E. Townes Duncan
                                                      Chairman of the Board

                                            By:  /s/  Joseph G. Andersen
                                                      Joseph G. Andersen
                                                      Chief Financial Officer