Form 10-Q
period 1995-10-01
COMPTRONIX CORPORATION
filed 1995-11-15
CIK 848462

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 1, 1995
                                     OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                          -------------   -------------

                         Commission file number 0-17743
                                                -------

                             COMPTRONIX CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                                   63-0860282
             (State or jurisdiction of                       (I.R.S. Employer
          incorporation or organization)                    Identification No.)

              Comptronix Corporation
               Three Maryland Farms
                     Suite 140                                     37027
               Nashville, Tennessee
     (Address of principal executive offices)                   (Zip Code)

    (Registrant's telephone number, including area code):  (615) 377-3330
                                                           --------------

                                      N/A
--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              ------     ------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes             No
                           ------         ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
         13,298,410  as of November 14, 1995
--------------------------------------------------------------------------------

                       PART I.  FINANCIAL INFORMATION
                   ITEM I.  CONDENSED FINANCIAL STATEMENTS
                           COMPTRONIX CORPORATION
                               BALANCE SHEETS
                                   ASSETS
                               (in thousands)


                                                 October 1,                    December 31,
                                                    1995                          1994
                                           -----------------                 ----------------
                                                (unaudited)
Current Assets:
     Cash and cash equivalents             $              16                 $            397
     Accounts receivable, net                         10,980                           13,683
     Inventories                                      20,034                           16,119
     Other current assets                                519                              570
                                           -----------------                 ----------------
Total Current Assets                                  31,549                           30,769

Property, Plant and Equipment
     (Less accumulated depreciation
     and amortization of $25,405 at Oct.
     1, 1995 and $23,508 at December 31,
     1994)                                            15,233                           17,719

Other Assets                                           1,190                            1,988
                                           -----------------                 ----------------
Total Assets                               $          47,972                 $         50,476
                                           =================                 ================





See notes to financial statements.

                             COMPTRONIX CORPORATION
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                         October 1,                Decmber 31,
                                                                            1995                      1994
                                                                        -------------              ------------
                                                                         (unaudited)
Current Liabilities:
     Current maturities of long-term debt                               $       1,559              $      2,517
     Accounts payable                                                           8,606                     7,474
     Accrued payroll and related expenses                                         980                     1,034
     Other payables and accruals                                                2,960                     2,562
                                                                        -------------              ------------
       Total current liabilities                                               14,105                    13,587

Convertible Subordinated Debentures                                            29,230                    34,500

Long-term debt, excluding current maturities                                   15,559                    16,380

Stockholders' Equity:
     Redeemable convertible preferred stock Series A-6%, no
         par value per share; authorized 5,000,000 shares
         issued and outstanding, 1,844,791 shares plus $560
         dividend accretion at Oct. 1, 1995 and 1,274,787
         shares plus $203 dividend accretion at December                       19,008                    12,951
         31, 1994

     Common stock, par value $.01 per share; authorized
         50,000,000 shares; issued 13,293,357 shares at Oct.
         1, 1995 and 11,153,194 at December 31, 1994                              133                       111
     Additional paid-in capital                                                29,725                    29,873
     Accumulated deficit                                                      (59,788)                  (56,926)
                                                                        -------------              ------------
      Total Stockholders' Equity/(Deficiency)                                 (10,922)                  (13,991)
                                                                        -------------              ------------
      Total Liabilities and Stockholders' Equity                        $      47,972              $     50,476
                                                                        =============              ============



See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   Quarters Ended
                                                                          ---------------------------------
                                                                          October 1,             October 2,
                                                                             1995                   1994
                                                                          -----------          ------------
                                                                          (in thousands except per share)
Sales                                                                     $    19,282          $     25,612

Cost of Sales                                                                  17,583                 24,736
                                                                          -----------          -------------
Gross profit                                                                    1,699                    876

Marketing, general and administrative expense                                   1,316                  1,457
Interest expense - net                                                            923                  1,159
Estimated loss on sale of excess capacity                                           -                  2,035
Other (income)/ expense                                                            (8)                    92
                                                                          -----------          -------------
                                                                                2,231                  4,743
                                                                          -----------          -------------
Net loss                                                                         (532)                (3,867)

Accrued dividend in kind on preferred stock                                       293                    190
                                                                          -----------          -------------
Net loss applicable to common stock                                       $      (825)         $      (4,057)
                                                                          ===========          =============
Net loss per common share                                                 $     (0.06)         $      (0.36)
                                                                          ===========          =============
Weighted average common shares                                                 13,293                11,122
                                                                          ===========          =============



See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                           October 1,            October 2,
                                                                              1995                  1994
                                                                           ------------         -----------
                                                                           (in thousands except per share)
 Sales                                                                      $    69,523         $   89,349

 Cost of Sales                                                                   64,332             89,222
                                                                            -----------         ----------
 Gross profit                                                                     5,191                127

 Marketing, general and administrative expense                                    4,469              5,322
 Interest expense - net                                                           2,855              3,392
 Estimated loss on sale of excess capacity                                           --              5,535
 Other (income)/expense                                                             (76)               174
                                                                            -----------         ----------

                                                                                  7,248             14,423
                                                                            -----------         ----------

 Net loss                                                                        (2,057)           (14,296)

 Accrued dividend in kind on preferred stock                                        804                565
                                                                            -----------         ----------
 Net loss applicable to common stock                                        $    (2,861)        $  (14,861)
                                                                            ===========         ==========

 Net loss per common share                                                  $     (0.22)        $    (1.34)
                                                                            ===========         ==========

 Weighted average common shares                                                  13,080             11,060
                                                                            ===========         ==========




See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Nine Months Ended
                                                              -----------------------------
                                                              October 1,         October 2,
                                                                 1995               1994
                                                              ----------         ----------
                                                                      (in thousands)
 Cash flows from operating activities:
      Net loss                                                  $  (2,057)         $ (14,296)
        Adjustments to reconcile net loss to net cash
        provided by operating activities:
          Loss on sale of San Jose division                            --              5,535
          Depreciation and amortization                             3,907              4,435
          Allowance for doubtful accounts                            (597)               224
          (Increase)/decrease in accounts receivable -              3,300               (894)
            trade
          Decrease in income tax refund receivable                     --                229
          (Increase)/decrease in inventories                       (3,915)             2,783
          Decrease in prepaid exp.and other assets                    227                387
          Increase in accounts payable                              1,132              6,748
          Increase/(decrease) in accrued payroll and                  (54)               663
          related expenses
          Increase in other payables and accruals                     405              1,949
                                                                ---------          ---------
                  Net cash provided by operating activities         2,348              7,763
                                                                ---------          ---------
 Cash flows from investing activities:
      Capital expenditures, net                                      (950)            (1,564)
                                                                ---------          ---------
                  Net cash used in investing activities              (950)            (1,564)
                                                                ---------          ---------
 Cash flows from financing activities:
      Payment of settlement and restructuring costs                    --             (1,500)
      Net proceeds/(payments) on revolving line of credit             351             (3,346)
      Principal payments on other long term debt                   (2,130)            (1,804)
      Proceeds from issuance of common stock                           --                 73
                                                                ---------          ---------
                  Net cash used in financing activities            (1,779)            (6,577)
                                                                ---------          ---------

      Net decrease in cash                                           (381)              (378)

      Cash, beginning of period                                       397                897
                                                                ---------          ---------
      Cash, end of period                                       $      16          $     519
                                                                =========          =========

See notes to financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                October 1, 1995



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10- Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been audited by independent accountants, but in the opinion of the Company, contain all adjustments necessary for a fair presentation of the results for the period. The results of operations for the nine month period ended October 1, 1995 are not necessarily indicative of the results of operations for the year ending December 31, 1995.

NOTE 2 - LONG TERM DEBT

In November 1993, the Company retired its existing revolving line of credit and equipment loan with a credit facility with CIT Group/Business Credit, Inc. The credit facility consists of a $34.0 million three (3) year revolving line of credit secured by accounts receivable and inventory and a $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $14.3 million at October 1, 1995 and $14.3 million at December 31, 1994 and total borrowings of $12.1 million and $11.8 million, respectively). In November 1995, the CIT Group extended the terms of the Company's credit facility for two additional years, restructured the financial covenants contained in the facility and granted a waiver for any covenant violations resulting from the third quarter results. The restructured credit facility has various provisions which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company is also required to maintain the following financial covenant:

Fixed Charge Coverage Ratio:

Fiscal Periods                                                      Ratio
For each twelve (12) month ending December 31, 1995
  and March 31, 1996                                                .70 to 1
For the twelve (12) month ending June 30, 1996,
  September 30, 1996 and December 31, 1996                          1.00 to 1
For the twelve (12) month ending March 31, 1997
  and for the twelve (12) months ending on each fiscal
  quarter end thereafter                                            1.25 to 1


Based on the Company's current business plan and the consolidation of the Colorado Springs and Guntersville facilities resulting in reduced overhead expenses, management currently believes the Company will meet the revised covenant. If it does not comply with this covenant, the Company will be required to seek a waiver or amendment to the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding.

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

RESULTS OF OPERATIONS
Quarter Ended October 1, 1995 and October 2, 1994

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.

                                                                     Quarter Ended
                                                             -----------------------------
                                                             October 1,         October 2,
                                                                1995               1994
                                                             ----------         ----------
                                                                (%)                 (%)
Sales                                                          100.0              100.0
     Cost of Sales                                              91.2               96.6
                                                             ----------         ----------
Gross profit                                                     8.8                3.4
     Marketing, general and administrative expense               6.8                5.7
     Interest expense - net                                      4.8                4.5
     Loss on sale of San Jose division                            --                7.9
     Other expense                                                --                 .4
                                                             ----------         ----------
Net loss                                                        (2.8)             (15.1)

Total Company sales for the third quarter of 1995 were $19.3 million, a decrease of $6.3 million as compared to the third quarter 1994 sales of $25.6 million. The decrease in sales is primarily attributable to inefficiencies relating to the start-up of certain programs which were transferred from the Colorado Springs division during the second quarter. These temporary capacity constraints affected the Company's ability to meet customer delivery schedules in the second and third quarters and reduced revenues by several million dollars. The Company has addressed these issues during the quarter by realigning management responsibilities; increasing the direct labor work force by 200 employees (a 35% increase) and improving manufacturing processes and layouts.

Gross profit for the third quarter of 1995 was $1.7 million, 8.8% of sales, as compared to a gross profit of $.9 million, 3.4% of sales, for the third quarter of 1994. Overhead reductions and other cost control efforts account for the improvement in gross profit.

Marketing, general and administrative expenses were $1.3 million, 6.8% of sales, for the third quarter of 1995, as compared to $1.5 million, 5.7% of sales, for the third quarter 1994. The overall decrease is attributable to the Company's cost control measures implemented during 1994 and continued into 1995.

Interest expense decreased to $.9 million for the third quarter of 1995 from $1.2 million for the third quarter of 1994. The decrease in interest expense over the 1994 third quarter is the result of decreased borrowings for lower levels of inventory and receivables.

The Company's net loss was $.8 million for the third quarter of 1995 as compared to a net loss of $4.1 million for the third quarter of 1994. Net loss per share was $0.06 (based upon a weighted average of 13,293,000 shares outstanding) in the third quarter of 1995, compared to net loss per share $0.36 (based upon a weighted average of 11,122,000 shares outstanding) in the third quarter of 1994.

Nine Months Ended October 1, 1995 and October 2, 1994

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.

                                                                 Nine Months Ended
                                                           -----------------------------
                                                           October 1,         October 2,
                                                              1995               1994
                                                           ----------         ----------
                                                              (%)                 (%)
Sales                                                       100.0              100.0
     Cost of Sales                                           92.5               99.9
                                                           ----------         ----------
Gross profit                                                  7.5                 .1
     Marketing, general and administrative expense            6.4                5.9
     Interest expense - net                                   4.1                3.8
     Loss on sale of San Jose division                         --                6.2
     Other expense                                             --                 .2
                                                           ----------         ----------
Net loss                                                    (3.0)              (16.0)

With the disposition of the San Jose operations effective July 3, 1994, the first six months of 1995 Company sales and expenses do not include any effects of the San Jose operations. For the 1994 first half, San Jose sales and expenses are included in their respective categories.

Total Company sales for the first nine months ended October 1, 1995 were $69.5 million, a decrease of 4.4% as compared to $72.7 million in the same period of 1994, excluding the $16.6 million for the San Jose division. The decrease in sales is primarily attributable to inefficiencies and lost production days with the transition of the Colorado Springs division to the Guntersville facilities. These temporary capacity constraints affected the Company's ability to meet customer delivery schedules in the second and third quarters and reduced revenues by several million dollars.

Gross profit for the first nine months ended October 1, 1995 was $5.2 million, 7.5% of sales, as compared to a gross profit of $.7 million, 1.0% of sales, for the first nine months of 1994, excluding $0.6 million gross loss for the San Jose division. The improvement in gross profit is primarily from a more profitable mix of business, as well an increase in consigned business which produces higher gross profit margins and overhead reductions and other cost control efforts.

Marketing, general and administrative expenses were $4.5 million, 6.4% of sales, for the first nine months of 1995, as compared to $5.3 million, for the first nine months of 1994. The overall decrease is attributable to the Company's cost control measures implemented during 1994 and 1995 and the disposition of the San Jose division which accounted for approximately $.7 million in the first half of 1994.

Interest expense decreased to $2.9 million for the first nine months of 1995 from $3.4 million for the first nine months of 1994. The decrease in interest expense over the first nine months of 1994 is the result of decreased borrowings for lower levels of inventory and receivables.

Other income was $0.1 million for the first nine months of 1995 as compared to other expense of $.2 for the first nine months of 1994. Other income for 1995 includes amortization expense of deferred financing costs which was more than offset by the reversal of reserves relating to previous non-cash charges reserving for bad debts that were subsequently collected. Other expense for 1994 includes amortization expense of deferred financing costs.

The Company's net loss was $2.9 million for the first nine months ended October 1, 1995 as compared to a net loss of $14.9 million for the first nine months of 1994. Net loss per share was $0.22 (based upon a weighted average of 13,080,000 shares outstanding) in the first nine months of 1995, compared to net loss per share $1.34 (based upon a weighted average of 11,060,000 shares outstanding) in the first nine months of 1994.

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

As described above, the Company has experienced a decrease in sales as compared to the third quarter of 1994 which is mainly attributable to inefficiencies in production during the start-up of programs transferred from the Colorado Springs division. Customers representing over 90% of the first two quarter revenues of the Company's Colorado Springs division have transferred their programs to Guntersville. The Company believes that it has addressed the start-up inefficiencies by realigning management responsibilities, increasing the direct labor work force by 35% and improving the manufacturing processes and layouts.The Company currently believes that it will maintain or slightly improve targeted margins as compared to the third quarter of 1995. The Company's backlog of orders on October 1, 1995 totaled approximately $60 million compared to $56 million at the end of 1994.

In the event that the revenue base proves too large for the Guntersville facility or in order to accommodate future growth, the Company intends to consider the possibility of leasing or acquiring another facility in a location where a lower level of costs makes it attractive to operate an additional facility.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its capital expenditures through the issuance of debt and equity securities and borrowings under its bank equipment line of credit. The Company has financed the growth in its inventory and accounts receivable through bank borrowings and through payment terms provided by suppliers. During 1994 and the first nine months of 1995, the Company made significant progress in reducing its accounts receivable and inventory balances to more acceptable levels, and used the excess working capital to reduce debt. The Company reduced total long-term indebtedness (other than convertible debt) from $18.1 million at October 2, 1994 to $15.6 million at October 1, 1995. Management of the Company recognizes the strategic importance of generating greater working capital from operations and is focusing on improving inventory turns, reducing work in process cycle times and improving asset utilization to measure the Company's future success in this area.

The Company's net cash flows provided by operating activities were $2.3 million and $7.8 million in the first nine months of 1995 and 1994, respectively. Principally, the 1995 amount reflects an increased level of inventory and a decreased level of accounts receivable.

The Company's net cash flows used in investing activities were $1.0 million and $1.6 million in the first nine months of 1995 and 1994, respectively. These uses principally relate to additions of machinery and equipment during the first nine months of 1995.

The Company's net cash flows used in financing activities were $1.8 million and $6.6 million in the first nine months of 1995 and 1994, respectively. These uses are principally related to payments on bank debt and settlement and restructuring costs.

In November 1993, the Company retired its existing revolving line of credit and equipment loan with a credit facility with CIT Group/Business Credit, Inc. The credit facility consists of a $34.0 million three (3) year revolving line of credit secured by accounts receivable and inventory and a $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $14.3 million at October 1, 1995 and $14.3 million at December 31, 1994 and total borrowings of $12.1 million and $11.8 million, respectively). In November 1995, the CIT Group extended the terms of the Company's credit facility for two additional years, restructured the financial covenants contained in the facility and granted a waiver for any covenant violations resulting from the third quarter results. The restructured credit facility has various provisions which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company is also required to maintain the following financial covenant:

Fixed Charge Coverage Ratio:

Fiscal Periods                                                      Ratio
For each twelve (12) month ending December 31, 1995
  and March 31, 1996                                                .70 to 1
For the twelve (12) month ending June 30, 1996,
  September 30, 1996 and December 31, 1996                          1.00 to 1
For the twelve (12) month ending March 31, 1997
  and for the twelve (12) months ending on each fiscal
  quarter end thereafter                                            1.25 to 1


Based on the Company's current business plan and the consolidation of the Colorado Springs and Guntersville facilities resulting in reduced overhead expenses, management currently believes the Company will meet the revised covenant. If it does not comply with this covenant, the Company will be required to seek a waiver or amendment to the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding.

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

EBITDA
The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $4.7 million income and $.9 million loss for the first nine months of 1995 and 1994, respectively. The Company presents EBITDA as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain parties find it to be a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for GAAP operating and cash flow data. Management however, believes that EBITDA does supplement this information because the Company has made significant investments in capital equipment, primarily through borrowings. Therefore, the Company is incurring a significant amount of depreciation on this equipment reflected in its results of operations. As a result, the Company believes that information with respect to EBITDA should be read in conjunction with the discussion of results of operations and the discussion of liquidity and capital resources.

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



                                                 COMPTRONIX CORPORATION
                                                 (Registrant)



                                                     /s/ E. Townes Duncan
                                                     --------------------------
Date:  November 15, 1995                         By: E. Townes Duncan
                                                     Chairman of the Board



                                                     /s/ Joseph G. Andersen
                                                     --------------------------
                                                 By: Joseph G. Andersen
                                                     Chief Financial Officer