Form 10-K405
period 1995-12-31
COMPTRONIX CORPORATION
filed 1996-04-01
CIK 848462

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________
                                   FORM 10-K


(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------   ------------

                         COMMISSION FILE NUMBER 0-17743

                             COMPTRONIX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         63-0860282
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
          Three Maryland Farms
                Suite 140
          Brentwood, Tennessee                                     37027
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (205) 582-1800
                           _________________________
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, $.01 par value per share
             6 3/4% Convertible Subordinated Debentures Due 2002
       Series A Convertible Preferred Stock, without par value per share

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                 ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     At March 26, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,761,552 assuming that all shares beneficially held by members of the registrant's Board of Directors and designated executive officers are shares owned by "affiliates," a status which each of such persons individually disclaims. At March 26, 1996, there were 13,298,410 outstanding shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be held on or about June 4, 1996 are incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM 1.
BUSINESS

GENERAL

Comptronix Corporation provides contract manufacturing services to original equipment manufacturers ("OEMs"), including producers of computers, computer peripherals, industrial instruments, communications equipment, medical devices and test equipment. The Company specializes in assembling printed circuit boards with computer-automated equipment using a variety of component interconnection techniques including pin-through-hole and surface mount technology. The Company also provides a full range of "next higher assembly" manufacturing and test services including total product assembly and order fulfillment (direct distribution of finished goods to its customers' customer). The Company provides its manufacturing services primarily on a purchased material or "turnkey" basis. Turnkey manufacturing consists of a package of services for the production of printed circuit boards and/or next higher assembly "box build" products in accordance with customer specifications. These services include the procurement of the components to be assembled, the assembly and testing of the printed circuit board, and post assembly and testing of "box build" products. The Company also provides various services independently of its turnkey manufacturing services, including in-circuit test development, functional test development, manufacturing and test-related consultation services, and consignment assembly (i.e. assembly of components consigned by the customer rather than purchased for the customer by the Company). The Company's principal strategy is to establish long-term relationships with a diverse group of OEMs in a broad range of industries which have intensive manufacturing requirements typically associated with products in the earlier stages of their life cycles and to provide manufacturing services for successive generations of these products. The Company generally does not seek to be a manufacturer of low-cost, high-volume components for consumer-oriented products.

The Company was formed in 1984, with the opening of its manufacturing facility in Guntersville, Alabama. In 1989, the Company opened a manufacturing facility in San Jose, California (the "Orchard Parkway Facility"). In 1990, the Company purchased certain assets associated with the printed circuit board assembly operations of Ampex Corporation and in connection therewith opened a manufacturing facility in Colorado Springs, Colorado. In 1992, the Company opened a second manufacturing facility in Guntersville and completed the acquisition of certain assets associated with the printed circuit card assembly operations of Exicom Technologies, Inc. ("Exicom") and lease of its facilities located in San Jose, California (the "Trimble Facility"). During 1993 the Company closed its Orchard Parkway Facility and consolidated its operations in San Jose into its Trimble Facility. During 1994, the Company made the strategic decision to sell its San Jose division to eliminate excess capacity involving both plant space as well as equipment and other fixed assets. The Company completed the sale of substantially all of the assets associated with its San Jose division to Sanmina Corporation in October 1994. During 1995, the Company moved its corporate offices to Brentwood, Tennessee. In the second quarter of 1995, the Company closed its Colorado Springs facility and consolidated it with the two plants in Guntersville, Alabama. In January 1996, the Company opened a new 30,000 square foot manufacturing facility in Empalme, Sonora, Mexico.

The Company has incurred operating losses during the last seven years. Management has implemented various operating plans and strategies intended to increase sales, gross margins and profitability and to further control expenses while improving operating efficiencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Currently Identifiable Factors Anticipated to Affect 1996 Results" located at Part II,
Item 7 for additional information on management's plan for 1996 and other relevant factors. The Company's future success will depend, in part, on its ability to continue to provide quality, on-time products and services to its customers, on its ability to meet its ongoing obligations to its suppliers and on its ability to maintain its lending relationships. The Company believes it has successfully maintained its relationships with customers, suppliers and lenders to date.

The Company's Guntersville facilities' quality assurance systems are registered to the International Organization for Standardization's ISO-9002 Quality Assurance Standard. This registration is an internationally recognized standard indicating the Company's compliance with specified quality programs and standards. ISO-9002 registration is based on successful implementation of quality assurance requirements and a subsequent compliance audit conducted by an independent third party. The registration process covers examinations of every facet of a company's business practices to produce a quality product.

THE CONTRACT MANUFACTURING INDUSTRY

Contract manufacturers manufacture or assemble electronic products on a contractual basis for other companies. These products are most often sub-assemblies, such as finished printed circuit boards, which are utilized in a variety of finished products. Contract manufacturers originally functioned as back-up capacity for in-house manufacturing, fulfilling the need of large OEMs to add production during the peak periods of demand. However, during the past decade, OEMs have made increasing use of contract manufacturing firms such as the Company, often reducing or curtailing their in-house manufacturing. Manufacturers of computer and peripheral equipment were the first to utilize the services of contract manufacturers, and, according to analyst estimates, still accounts for over 50% of the circuit telecommunications, industrial electronics, automotive, and medical devices. According to industry analyst estimates, the contract manufacturing industry was over $10 billion in revenues in 1995 and is projected to surpass $25 billion in revenues by the year 2000.

Contract manufacturing enables OEMs to focus their efforts on product research, design and development and marketing by reducing the need for capital intensive manufacturing capabilities. In addition, OEMs use contract manufacturers to improve inventory management, purchasing power and manufacturing quality, and reduce the manufacturing time of their products. However, the growth of contract manufacturing has been primarily driven by the increasing capital intensive nature of electronics manufacturing coupled with rapidly evolving technologies for circuit board assembly, specifically the advent of surface mount technology.

Surface mount technology is a largely automated process which allows for the attachment of semiconductor devices directly to the surface of both sides of a printed circuit board. The surface mount process is an advancement over the more mature pin-through-hole technology, which normally permits electronic components to be attached to only one side of a circuit board by inserting the components into holes drilled through the board.

Surface mount technology affords OEMs three principal advantages in the assembly of complex printed circuit boards. First, OEMs have sought to take advantage of decreasing semiconductor sizes either to increase the processing power or reduce the size of their products. As the range of functions performed by semiconductor devices has increased, so has the number of input/output leads required to be connected to the devices at the board level. The surface mount process allows OEMs to use state-of-the art circuitry, while at the same time permitting the placement of a greater number of components on a circuit board without having to increase the size of the board. Second, by allowing increasingly complex circuits to be packaged with the components placed in closer proximity to each other, surface mount technology enhances overall board and system performance and functionality. Finally, the surface mount process allows a reduction in the number of circuit boards required per system and allows the use of more fully automated production processes. Because the cost of the raw printed circuit board is a major element of the overall cost of board-level assembly, the use of the surface mount assembly process may permit OEMs to lower their product costs by allowing the use of smaller boards.

Surface mount technology has been adopted for several major electronics products, including personal computers, high capacity disk drives and personal computer peripherals, as well as telecommunications equipment and medical electronics. The shift to surface mount technology has been accompanied by an increase in the utilization of outside electronic manufacturing companies for several reasons. First, compared with in-house pin-through-hole facilities, fewer in-house surface mount facilities are in place. In addition, surface mount production facilities require a significantly larger investment in assets than pin-through-hole facilities. Finally, successful implementation of surface mount technology requires extensive know-how and process controls that are significantly different from that required for pin-through-hole production. Development of such technical expertise generally requires a contract manufacturer to assemble a significant number of printed circuit boards utilizing surface mount technology. Accordingly, many OEMS have insufficient volume levels to achieve economies of scale utilizing in-house surface mount facilities.

When surface mount technology reaches its practical limit on size and pin count, contract manufacturers will be required to offer the next generation of interconnection technologies, which may include ball grid arrays ("BGA"), tape automated bonding ("TAB"), multi-chip modules ("MCM") and chip-on-board ("COB") assembly technologies, as well as other fine pitch technologies. The Company believes that such advances in manufacturing technology will serve to further motivate OEMs to outsource their manufacturing to the contract manufacturing industry.

As contract manufacturing has grown, the industry has developed from simply offering manufacturing expertise to providing an array of services to OEMs, including design and engineering support, turnkey operations and systems integration. OEM customers have become increasingly sophisticated consumers of contract manufacturing, and many regard their contract manufacturers as extensions of their own operations. OEMs expect strict quality control, prompt turnaround and flexible response to design changes. Competition in the industry is based on these factors as well as price, overall service level, and the ability to deliver finished products on a timely basis.

ORGANIZATIONAL STRUCTURE

The Company believes that its customers expect it to serve as much as possible as an extension of the customer's operations, to assist in management of the risks and changes inherent in the manufacturing process, to control costs and to provide continuous quality improvements. To meet these customer expectations, the Company has organized itself to maximize the flow of information and focus on speed, yield and flexibility in all of its activities. To that end, the Company has implemented an internal organizational structure to facilitate smooth communications both with customers and between various functions within the Company. Under the Company's structure, a business team is assigned to each of the Company's customers, with each business team being responsible for four to six customers. Each business team includes those disciplines which are required to serve a customer's needs including material planning, purchasing, test, quality and manufacturing engineering and, in some cases, stockroom, material handling and manufacturing personnel. The business teams are primarily responsible and accountable for customer service, quality and financial results of the product lines assigned to them. The Company has placed considerable emphasis on developing information systems to provide the business teams with information on quality, customer service, inventory management, financial performance and other pertinent matters on a weekly or daily basis as appropriate. The various disciplines represented on the business teams are located in close proximity to each other and attend frequent meetings which encourage the free flow of information. Senior management meets with each business team monthly. In addition to internal communications, the business team members seek to develop independent communications with their counterparts at the Company's customers which serves to foster faster, more efficient decision-making and problem solving and, the Company believes, significantly strengthens its relationships with its customers.

SERVICES OFFERED

The Company's turnkey manufacturing services include component procurement and testing, printed circuit board assembly using surface mount, pin-through-hole and post assembly testing. The Company also provides various services independent of its turnkey manufacturing services, including in-circuit test development, functional test development, manufacturing and test-related consultation services and consignment assembly. For certain of its customers, the Company completes the assembly of the customer's products at the Company's facilities. These "box build" services involve integration of printed circuit boards into the other components of a customer's product. Finally, for certain customers, the Company provides order fulfillment or direct distribution services, shipping completed products directly to its customer's customers.

Since turnkey manufacturing may be a substitute for all or a portion of a customer's in-house manufacturing capability, continuous technical and administrative communication between the Company and the customer is required. As discussed above, the Company relies on customer-focused business teams to facilitate such communication. A business team is assigned to, and takes responsibility for, a prospective customer during the bidding and pricing process, assuring that the guidelines and expectations for delivery, customer service and related matters are established appropriately. The business team is responsible for coordinating the start-up of each order with technical personnel from the customer. The set-up process typically begins with an evaluation of the circuit board design by the Company's engineering staff to assure compatibility with the Company's automated assembly equipment and to attain optimal efficiency in the overall assembly process. Component procurement is commenced after component specifications are verified and approved sources are confirmed with the customer. Concurrently, assembly and testing procedures and workmanship standards are established and the assembly and test equipment and control software is developed. At all stages of the process, the business team coordinates the Company's efforts to provide flexible and timely responses to customers requirements, including changes in design, order size and requested delivery dates.

The Company also offers testing of completed boards or assemblies.
"In-circuit" tests verify that components have been properly inserted and meet certain functional standards. These tests are performed on industry standard test equipment using proprietary software developed either by the customer or by the Company on a contract basis. In-circuit tests are normally performed on all assembled circuit boards. In addition, under protocols specified by the customer, the Company performs customized functional tests designed to ensure that the board or assembly will perform its intended functions. The Company's post-assembly testing facilities include the capability to perform environmental stress screening procedures to identify product imperfections that could otherwise cause a product to fail in the field. Accordingly, it is customary to precondition certain complex components by subjecting them to controlled environmental stresses (typically thermal and/or electrical stresses) that simulate the effects of operational use without affecting the useful life of the component.

The materials procurement element of the Company's turnkey services consists of the planning, purchasing, expediting, warehousing and financing of the components and material required to assemble a printed circuit board or system-level assembly. OEMs generally have required contract manufacturers to purchase all or some components directly from component manufacturers or distributors and to warehouse and finance the components and materials. In establishing a turnkey relationship with a contract manufacturer, OEMs must incur expense in determining that a contract manufacturer and, in some cases, its sources of component supply meet technical and operational requirements established by the OEM. With this relationship established, the Company believes the OEMs typically experience significant difficulty in expeditiously reassigning a turnkey project to a new contract manufacturer or in taking on the project themselves because of significant start up costs and the technical expertise already developed by the existing contract manufacturer. OEMs therefore seek sources of turnkey manufacturing services that they perceive will be able to meet their production requirements over a long period of time and successive product generations. Additionally, the

Company believes that the range and depth of relationships that members of its business teams develop with their counterparts at the Company's customers also serve to solidify its customer relationships. Accordingly, the Company believes that increasing turnkey business results in greater stability of the Company's customer base.

CUSTOMERS AND MARKETING

The Company markets its services to potential customers through its senior management, direct marketing personnel and its independent manufacturers' representatives located throughout the United States. In addition, the Company's business team leaders and general managers continually market its services to the accounts they manage.

Historically, the Company has had substantial recurring sales from existing customers. Approximately 94% and 79% of the Company's net sales during the year ended December 31, 1995 were derived from customers which were also customers during 1994 and 1993, respectively.

The following chart illustrates the Company's percentage of net sales during 1995 by the markets served by its customers. The Company expects that the amount of business it does in each of these markets will fluctuate from year to year.


                                                      Percentage
              Market Served by Customer               of Net Sales
              -------------------------               ------------
              Communications                               46%

              Medical                                      18%

              Personal Computers and Peripherals           13%

              Industrial and Commercial                    10%

              Consumer Electronics                          8%

              Automotive and other                          5%
                                                           ---

              Total                                        100%
                                                           ===


The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, individual customers are, and will be, responsible for significant portions of the Company's sales and, to that extent, the Company's success is dependent on certain customers. During the year ended December 31, 1995, Highway Master and American Sterilizer Company accounted for 15% and 12% of net sales, respectively.

SEASONALITY;  FLUCTUATIONS IN OPERATING RESULTS

In general, the Company does not believe the services provided by the Company are subject to seasonal fluctuations. Nevertheless, the Company's turnkey manufacturing services business, which currently represents most of the Company's sales, may include significant revenues or expenditures relating to particular orders which are reflected in a particular financial period. Furthermore, such services, particularly those in which the Company procures some or all the components necessary for production, typically generate higher net sales with lower gross profit margins because of the inclusion in the Company's operating results of sales and costs associated with such materials. Thus, the Company's financial statements for a particular financial period may fluctuate depending on the receipt of large turnkey manufacturing projects.

WORKING CAPITAL REQUIREMENTS

Working capital is necessary to finance the purchase of inventory and to carry accounts receivable once products are shipped. In addition to the Company's regular working capital requirements, various forms of short and long-term financing are incurred to finance the Company's capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" located at Part II, Item 7. The Company will continue to depend on its revolving line of credit with the CIT Group/Business Credit, Inc. to finance its working capital needs. To control working capital requirements, management of the Company has implemented inventory reporting and purchasing control procedures.

BACKLOG

The Company's backlog was approximately $75 million at December 31, 1995 and $69 million at March 17, 1996 compared to approximately $56 million at December 31, 1994. Backlog consists of firm purchase orders which typically are to be filled within three to twelve months. Backlog may not increase at the same rate as the Company's net sales due to the increasing trend for OEMs to reduce their lead-time for purchase orders. Since orders may be rescheduled or canceled by payment of cancellation charges, backlog does not necessarily reflect future sales levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" located at Part II, Item 7.

SUPPLIERS

The Company uses numerous suppliers of electronic components and other material for its operations. Components generally are ordered when the Company has a firm purchase order or a letter of intent from a customer to purchase the completed assemblies. Because of the present capitalization of the Company and relative size of the Company's purchase orders from its suppliers, the Company may not be able to obtain product components used in the Company's business on as favorable pricing terms as its competitors who purchase in larger quantities or who have greater financial resources. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected to have from time to time, short-term adverse effects on Company sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" located at Part II,
Item 7.

COMPETITION

The contract manufacturing services provided by the Company are available from many independent sources as well as in-house manufacturing capabilities of current and potential customers. Some of the Company's competitors, including SCI Systems, Inc. and Solectron Corporation, have greater financial, manufacturing and marketing resources than the Company. The Company believes the primary bases of competition are quality, service, price and the ability to deliver finished products on a timely and reliable basis. The Company believes that it competes favorably with respect to these factors. Due to significantly lower labor rates, offshore contract manufacturers have become significant competitors, particularly with respect to high-volume products or those with a high labor content. The Company believes with the opening of its Empalme, Sonora, Mexican facility it will be competitive with other offshore contract manufacturers.

PATENTS AND TRADEMARKS

The Company does not hold any patent or trademark rights. The Company does not believe that patent or trademark protection is an important competitive factor in the contract manufacturing industry.

GOVERNMENTAL REGULATION

The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in compliance with all material applicable environmental, waste management, health and safety regulations. New or modified requirements, not presently anticipated, could be adopted creating additional expense for the Company.

EMPLOYEES

As of March 10, 1996, the Company employed approximately 843 employees, of whom approximately 691 were engaged in manufacturing, engineering and operations, 94 in material control and procurement and 58 in finance, administration and sales. The Company expects to continuously monitor appropriate levels of staffing at its facilities. None of the Company's employees is subject to a collective bargaining agreement. The Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS

Officers of the Company are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors. There are no family relationships among any current executive officers. The following table sets forth certain information concerning the executive officers of the Company.



Name                   Age       Executive Officer Since    Position
- ----                   ---       -----------------------    --------
E. Townes Duncan       42                  1992             Chairman of the Board, Chief Executive
                                                             Officer and President
Joseph G. Andersen     39                  1994             Vice President, Chief Financial Officer
                                                             and Secretary
Paul D. Johns          62                  1994             Vice President
David E. Nesbit        47                  1992             Vice President
Michael C. Thompson    42                  1993             Vice President

The following is a brief summary of the business experience of each of the executive officers of the Company:

E. TOWNES DUNCAN was appointed Chairman of the Board and Chief Executive Officer in April 1993 by the Board of Director, and assumed the position of President in July, 1995. Prior to April 1993, Mr. Duncan had served the Company as Interim Chairman of the Board and Chief Executive Officer since November 1992. Mr. Duncan has been a director of the Company since 1988. From March 1985 to November 1993 when Mr. Duncan resigned to devote his full time efforts to the Company, he served as a vice president and a principal of Massey Burch Investment Group, Inc., a venture capital organization headquartered in Nashville, Tennessee. Previously, Mr. Duncan was an associate with the law firm of Bass, Berry & Sims in Nashville from July 1978 until September 1983 and a partner in that firm from September 1983 until he joined Massey Burch Investment Group, Inc. Mr. Duncan is a director of Volunteer Capital Corporation, an owner of restaurants in six states, and Sirrom Capital Corporation, a small business investment company.

JOSEPH G. ANDERSEN is Vice President, Chief Financial Officer and Secretary, and is responsible for the Company's finance and accounting functions. Prior to his promotion in October 1994, Mr. Andersen served as Corporate Controller of the Company from July 1993 to October 1994. Prior to joining the Company, Mr. Andersen was employed by Augat, Inc., an international electronics manufacturer based in Mansfield, Massachusetts, from December 1983 to July 1993. During his tenure with Augat, he held a series of increasingly senior accounting positions with the Company and its subsidiaries in its U.S., European, and Mexican operations. Mr. Andersen's previous experience includes accounting positions with Raytheon, High Voltage Engineering and the public accounting firm formerly known as Ernst & Whinney. Mr. Andersen holds a BBA in accounting from the University of Notre Dame and is a certified public accountant.

PAUL D. JOHNS is Vice President of Human Resources and is responsible for personnel and organizational development. Prior to joining the Company in January 1994, Mr. Johns was employed as President and Chief Operating Officer of Interactive Health Network, Inc. from 1989 to July 1992. Interactive Health Network, Inc., a company which sells, installs and performs systems integration services for customers in the long-term health care market. Prior to such time, Mr. Johns was the Executive Vice President and Operating Officer of the Saddlebrook Corporation from 1984 to 1989. Prior to joining the Saddlebrook Corporation, Mr. Johns held senior marketing and management positions at a number of rapidly growing hardware manufacturers, software and service firms including a 20 year career with IBM Corporation.

DAVID E. NESBIT is Vice President of Sales and, prior to assuming such responsibilities in the second quarter of 1995, Mr. Nesbit was Vice President and General Manager of the Company's Colorado Springs division. Before joining the Company in May 1992, Mr. Nesbit was employed by Ampex Corporation as Operations Services Manager since 1989. Mr. Nesbit previously was employed at IBM Corporation, in its IBM/ROLM division for ten years in various management positions.

MICHAEL C. THOMPSON is Vice President of Business Development and is responsible for all corporate purchasing and strategic relationships. Prior to joining the Company in July 1993, Mr. Thompson was employed by Philips Electronics of North America as Senior Director of Logistics for the Philips Circuit Assemblies contract manufacturing operation since June 1992. Prior to such time, Mr. Thompson served as Vice President of Operations for MGV Manufacturing in 1990 and 1991, and as material control manager of Avex Electronics from 1987 to 1990.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

RISK FACTORS

Absence of Profitable Operations. Following discovery of the improper accounting scheme engaged in by former members of management, the Company restated its financial statements for each of the fiscal years ended December 31, 1989, 1990 and 1991 and determined that the Company has sustained losses from its operations for each of the fiscal years since 1989. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes located at Part II, Item 7 and Part II, Item 8, respectively. Over the last several years, the Company has taken several steps to improve its operations. In 1994, the Company sold its San Jose division and, in 1995, the Company consolidated the operations of its Colorado Springs division into its Guntersville facilities. The Company also has made significant reductions in its cost structure. While the Company has made significant reductions of its net losses, there can be no assurance that the Company's results of operations will continue to improve or that the Company will be profitable in the future.

Financial Position of the Company. Because of the operating losses incurred by the Company and indebtedness incurred by former members of management, the Company has a substantial amount of indebtedness. In addition, the Company is dependent upon the revolving credit facility provided by its primary lender to finance its operations. The agreement contains financial covenants, and the Company has had to seek waivers from time to time of its failure to comply with such covenants. The Company has negotiated and implemented revised covenants, which, management of the Company believes, based on the Company's current business plan, will be met. If, however, the Company does not comply with these covenants, the Company will be required to seek a waiver from its primary lender in order to continue borrowing under that facility and to avoid potential acceleration of the indebtedness outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" located at Part II, Item 7.

Reliance on Major Customers. The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, individual customers are, and will be, responsible for significant portions of the Company's sales and, to that extent, the Company's success is dependent on certain customers. During the year ended December 31, 1995, Highway Master and American Sterilizer Company accounted for 15% and 12% of net sales, respectively. In addition, the Company's success also largely is dependent on the performance of certain industries which account for a substantial percentage of the Company's net sales. These industries include communications (46%), medical (18%), personal computer and peripherals (13%) and industrial and commercial (10%). The loss of any of these significant customers or group of customers could have a material adverse affect on the Company.

Changing Markets for Customer's Products. The markets in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. The Company's success will depend to a significant extent on the success achieved by its customers in developing and marketing their products, some of which are new and untested. If technologies or standards supported by the Company's or its customers' products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected.

Competition. The electronics contract manufacturing industry comprises hundreds of companies and is highly fragmented and intensely competitive. The Company competes against numerous domestic and foreign contract manufacturers, and current and prospective customers also evaluate the Company's capabilities against the merits of captive production. The Company believes there are a substantial number of contract manufacturers which each have annual revenues above $100 million. Certain of the Company's competitors, including Solectron Corporation and SCI Systems, have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company believes that the principal competitive factors in the segments of the contract manufacturing industry in which it operates are cost, responsiveness and flexibility, delivery cycles, product quality and range of services available. See "Business -- Competition."

Variability of Operating Results. The Company's annual and quarterly operating results are affected by a number of factors. The primary factors affecting operating results are the level and timing of customer orders, fluctuations in materials costs and the mix in materials costs versus labor and manufacturing overhead costs. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in a customer's manufacturing strategy and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on results of operations due to corresponding changes in the level of overhead absorption. Other factors affecting the Company's annual and quarterly operating results include price competition, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company in managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor. Any one of these factors or a combination thereof could adversely affect the Company's annual and quarterly results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" located at Part II, Item 7.

Limited Availability of Components. Much of the Company's net revenue is derived from turnkey manufacturing in which the Company provides both materials procurement and assembly. In turnkey manufacturing, the Company typically bears the risk of component price increases, which could adversely affect the Company's gross profit margins. Almost all the products manufactured by the Company require one or more components that are ordered from only one source, and most assemblies require one or more components that are available from only a single source. Some of these components are allocated in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly memory and logic devices. Such circumstances have produced significant levels of short term interruption of the Company's operations in the past. There can be no assurance that such shortfalls will not have a material adverse effect on the Company's results of operations in the future. See "Business - Suppliers."

Environmental Compliance. The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Although the Company is currently in substantial compliance with all material environmental regulations, any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur significant expense to comply with environmental regulations. See "Properties" located at Part I, Item 2.

ITEM 2.
PROPERTIES

The Company's largest facility in Guntersville, Alabama contains approximately 160,000 square feet and is leased by the Company under an industrial revenue bond financing covering both the Guntersville facility and certain of the Company's equipment. The Company has the option to purchase the Guntersville facility for a payment of $18,000 at maturity of the bonds in 1997 and certain other circumstances. In 1991, the Company opened a second manufacturing facility in Guntersville. This facility contains approximately 104,000 square feet and is leased by the Company under an industrial revenue bond financing covering the facility and certain of the Company's equipment. The Company has the option to purchase the second Guntersville facility for a payment of $10.00 at maturity of the bonds in 2008 and in certain other circumstances. The Company previously leased a 77,000 square foot facility in Colorado Springs, Colorado. The lease at the Company's Colorado Springs facility was terminated effective September 1995 by the landlord so that the landlord could reoccupy the facility. As a result, the Company made the strategic decision to consolidate its Colorado Springs operations with the two plants in Guntersville. In January 1996, the Company commenced operations in a 30,000 square foot manufacturing facility in Empalme, Sonora, Mexico, approximately 300 miles south of Tucson, Arizona. The Company's operations are housed in a newly constructed facility located in an industrial park owned and operated under a Maquiladora shelter program by Offshore International of Tucson. In connection with the new Empalme manufacturing facility, the Company provides U.S. based warehouse and shipping services located in Tucson, Arizona for its Mexican operations. The Company opened executive offices in Brentwood, Tennessee in March 1995, and is leasing approximately 2,130 square feet pursuant to a lease agreement which expires in January 1999. The Company believes that its facilities are suitable for its current operations.

ITEM 3.
LEGAL PROCEEDINGS

None.

ITEM 4.
MATTERS SUBMITTED TO STOCKHOLDERS' VOTE

No matters were submitted to a vote of Stockholders during the fourth quarter ended December 31, 1995.

                                    PART II
ITEM 5.
MARKET FOR THE REGISTRANT'S
COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock presently is traded on the OTC Bulletin Board through broker/dealers that currently make a market in the Company's securities. At March 26, 1996, there were approximately 957 stockholders of record. The following table shows the high and low sales prices as reported in the NASDAQ National Market for each quarterly period from January 1, 1994 to June 22, 1994 and as reported on the OTC Bulletin Board from June 23, 1994 to date. The price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                              1995                        1994
                        High        Low            High          Low
First Quarter         $1 15/16    $1 1/4          $6 1/16      $3 3/4
Second Quarter         3 3/8       1 5/8           5 1/8        1 3/4
Third Quarter          3 1/16      2               2 1/8        1 3/8
Fourth Quarter         2 1/16      1 1/4           1 1/2        1 1/16

The Company has never declared or paid a cash dividend on its Common Stock and it is anticipated that the Company will reinvest any earnings in its business and will not pay cash dividends. In addition, declaration of cash dividends is prohibited by certain restrictive covenants contained in the Company's credit agreements.

ITEM 6.  SELECTED FINANCIAL DATA

The selected data presented below under the captions "Operations Data," "Cash Flow Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1995 are derived from the Company's audited financial statements.


                                                           Year Ended December 31,
                                         -----------------------------------------------------------
                                          1995           1994       1993          1992        1991
                                         -----------------------------------------------------------
OPERATIONS DATA:                                    (in thousands, except per share data)
Sales                                    $92,211       $119,998   $184,137      $139,086     $88,754
Cost of sales                             85,954        117,894    181,010       130,674      83,735
                                         -----------------------------------------------------------
Gross profit                               6,257          2,104      3,127 (a)     8,412       5,019
                                         -----------------------------------------------------------
Marketing, general and
  administrative expenses                  5,847          6,555      7,227         7,258       5,539
Interest expense                           3,870          4,588      5,417         3,867       2,685
Interest income                              (15)          (107)    (1,048)          (10)        (20)
Loss on sale of San Jose division              -          5,535          -             -           -
Other expense                                194             97        935           239          40
Settlement with Exicom                         -              -      1,837             -           -
                                         -----------------------------------------------------------
                                           9,896         16,668     14,368        11,354       8,244
                                         -----------------------------------------------------------
Loss from operations                      (3,639)       (14,564)   (11,241)       (2,942)     (3,225)
Restructuring costs (b)                        -              -          -        (2,306)          -
Settlement and related costs (c)               -              -          -       (15,280)          -
                                         -----------------------------------------------------------
Loss before preferred stock
  dividends                               (3,639)       (14,564)   (11,241)      (20,528)     (3,225)
Preferred stock dividends                 (1,076)          (760)      (162)            -           -
                                         -----------------------------------------------------------
Net loss applicable to common shares     $(4,715)      $(15,324)  $(11,403)     $(20,528)    $(3,225)
                                         ===========================================================

Net loss per common share                $  (.36)      $  (1.38)  $  (1.04)     $  (1.90)    $  (.34)
                                         ===========================================================
Weighted average common shares            13,135         11,081     10,966        10,806       9,586

                                                           Year Ended December 31,
                                         -----------------------------------------------------------
                                          1995           1994       1993          1992        1991
                                         -----------------------------------------------------------
                                                                (in thousands)
CASH FLOW DATA:
Net cash provided by (used
 in) operating activities                $   909       $  6,974   $ 17,769      $(23,510)    $(5,322)
Net cash provided by (used
 In) investing activities                   (841)         5,967     (1,085)      (23,879)     (8,993)
Net cash provided by (used
 in) financing activities                   (240)       (13,441)   (15,835)       46,392      15,092




                                                           Year Ended December 31,
                                         -----------------------------------------------------------
                                          1995           1994       1993          1992        1991
                                         -----------------------------------------------------------
BALANCE SHEET DATA:                                             (in thousands)
Working capital                          $18,391       $ 17,182   $ 33,304      $ 42,984     $27,681
Total assets                              47,711         50,476     80,923       129,193      60,438
Current maturities of long-term debt       1,559          2,517      2,322         7,451         753
Long-term debt excluding
  current maturities                      17,098         16,380     30,017        36,316      29,531
Subordinated convertible debentures       29,230         34,500     34,500        34,500           -
Stockholders' equity/(deficit)           (12,480)       (13,991)       489         9,429      18,778


EBITDA DATA:
EBITDA (d)                                 5,187          1,112     11,492         8,344       3,974


(a) Includes additional non-cash charges of $6,922,000 for inventory reserves and to write off certain program start-up costs.

(b) The Company wrote off $806,000 of assets and provided a $1,500,000 accrual for restructuring costs in 1992.

(c) The Company provided a charge of $15,280,000 in 1992 for the proposed settlement in its class action lawsuit and related investigation and other costs.

(d) EBITDA consists of income (loss) from operations, before interest, income taxes, depreciation and amortization. The 1994 amount includes the $3,037,000 operating loss of the Company's former San Jose division from the first half of 1994 but excludes the loss on sale of the San Jose division (including third quarter operating loss) and other non-recurring charges of $5,535,000. The 1993 amount does not include the charges of $1,837,000 for the satisfaction of certain payments owing from the Company to Exicom in connection with the purchase of certain assets of Exicom by the Company, or the additional non-cash charges of $7,609,000 for inventory reserves and to write off certain program start-up costs. The 1992 amount does not include the restructuring costs of $2,306,000 or the accrual for settlement, investigation and other costs of $15,280,000. EBITDA is not intended to represent net income, cash flow or any other measures of performance in accordance with generally accepted accounting principles, but is included because management believes certain parties find it to be a useful tool for measuring the Company's performance.

ITEM 7.
MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

Comptronix Corporation provides contract manufacturing services to original equipment manufacturers ("OEMs") in the electronics industry, including computers, computer peripherals, producers of industrial instruments, communications equipment, medical devices and test equipment. The Company operates facilities in Guntersville, Alabama, and Empalme, Sonora, Mexico.

Operating results are generally affected by a number of factors, including the relative mix of high volume/lower margin business and lower volume/higher margin business, price competition, raw material costs, labor efficiencies, the degree of automation that can be used in the assembly process and the efficiencies achieved by the Company in managing inventories and fixed assets. Over the past several years, the Company has increased the percentage of sales it derives from turnkey manufacturing in which the Company procures some or all the components necessary for production.

The Company has incurred operating losses for the last seven years. Management has implemented plans and strategies intended to increase sales, gross margins, and to further control costs while improving operating efficiencies. See "Results of Operations" and "Currently Identifiable Factors Anticipated to Affect 1996 Results".

The financial information and the discussion below should be read in conjunction with the selected financial data and the audited financial statements and notes thereto included in this Form 10-K. This discussion also will address certain factors which are anticipated to affect the Company's 1996 results and financial condition.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of sales of certain items in the Statements of Operations.


                                                   Year Ended December 31,

                                                -----------------------------
                                                1995        1994        1993
                                                -----------------------------
Sales                                           100.0%      100.0%      100.0%
Cost of sales                                    93.2        98.2        98.3
                                                -----------------------------
Gross profit                                      6.8         1.8         1.7(b)
Marketing, general and administrative expense     6.3         5.5         3.9
Interest expense                                  4.2         3.8         3.0
Interest income                                     -           -         (.6)
Loss on sale of San Jose division                   -         4.6           -
Settlement with Exicom                              -           -         1.0
Other expense                                      .2           -          .5
                                                -----------------------------
Loss from operations                             (3.9)%     (12.1)%(a)   (6.1)% (c)
                                                =============================

(a) Includes loss on sale of San Jose division of $5.5 million. Without such charges, the loss from operations percentage would have been (7.5)%.

(b) Includes additional charges of $6.9 million. Without such charges, the gross profit percentage would have been 5.5%.

(c) Includes additional charges of $7.6 million and Exicom settlement of $1.8 million. Without such charges, the loss from operations percentage would have been (1.0%)

1995 Compared to 1994

With the accounting for the disposition of the San Jose operations effective July 3, 1994, the third and fourth quarter of 1994 Company sales and expenses do not include any effects of the San Jose operations.

Sales for 1995 were $92.2 million, a decrease of 23.2% as compared to the 1994 sales of $120.0 million. Excluding the San Jose sales for the first half of 1994, sales for 1995 decreased by 10.8% over 1994 sales. The Company experienced a reduction in sales in the third and fourth quarters of 1995 as compared to the first and second quarters of 1995. In the second quarter of 1995 the Company closed its Colorado Springs division and consolidated such operations with its two Guntersville facilities. The decrease in sales is primarily attributable to inefficiencies and lost production days with the transition of the Company's Colorado Springs division to the Guntersville facilities. Sales for the latter part of 1995 were also impacted by lower than anticipated demand for certain customers' products, in particular the consumer electronics and personal computer industries. In the fourth quarter of 1995, sales increased by 18% as compared to the immediately preceding quarter as a result of improved productivity and meeting customer demand upon completion of the Colorado Springs consolidation into the Guntersville facilities.

Gross profit for 1995 increased to $6.3 million, 6.8% of sales as compared to $2.1 million, 1.8% of sales for 1994. Although gross margin improved from 1.8% to 6.8% from 1994 to 1995 reflecting the Company's ongoing efforts to control costs and improve productivity, gross margins in 1995 were adversely affected by the inefficiencies associated with consolidation of operations of the Colorado Springs division in Guntersville and increased costs incurred by the Company to meet customers' production schedules during the third and fourth quarters of 1995 after the move.

Marketing, general and administrative expense decreased from $5.8 million in 1995 to $6.6 million in 1994 to as a result of the Company's cost control measures described above. Despite the decrease in absolute dollars of marketing and administrative expense, rose as a percentage of sales to 6.3% in 1995 from 5.5% in 1994 reflecting the Company's lower sales base.

Interest expense decreased to $3.9 million in 1995 from $4.6 million in 1994 reflecting the Company's decreased borrowings for lower levels of inventory and receivables as well as the debt reductions following the sale of the San Jose division in the fourth quarter of 1994. Interest expense increased to 4.2% of sales in 1995 from 3.8% of sales in 1994 reflecting the lower sales base in 1995.

On October 17, 1994 the Company completed the sale of its San Jose facility to Sanmina Corporation for a purchase price of approximately $6.4 million in cash and the assumption of approximately $1.6 million in liabilities. The San Jose disposition resulted in a loss of $5.1 million which includes the loss from operations from July 3, 1994 to October 14, 1994 of $423,000. In addition, the Company identified certain San Jose related assets to be held for sale at the Guntersville facility. These assets were written down in 1994 to net realizable value which resulted in a $400,000 loss.

Including the effect of the loss on sale of the San Jose facility, the Company's loss from operations decreased to $3.6 million in 1995 from $14.6 million in 1994.

1994 Compared to 1993

With the accounting for the disposition of the San Jose operations effective July 3, 1994, the third and fourth quarters of 1994 Company sales and expenses do not include any San Jose operations. For the 1993 third and fourth quarters, San Jose sales and expenses are included in their respective categories.

Sales for 1994 were $120.0 million, a decrease of 34.8% as compared to the 1993 sales of $184.1 million. Excluding the San Jose sales for the second half of each year, sales for 1994 decreased by 23.7% over 1993 sales. During the early part of 1994, the Company continued to experience decreases in sales resulting from what it believes to be factors affecting certain of its customers' industries, in particular the personal computer and medical capital equipment industries as well as factors unique to certain large customers in the telecommunications and industrial electronics markets reducing those customers demand for the Company's services significantly. As these conditions continued, the Company made the strategic decision to dispose of its San Jose division to decrease the Company's manufacturing capacity and the attendant costs associated with the operation of such facility. In the fourth quarter of 1994, sales increased by 16.4% as compared to the immediately preceding quarter as a result of increasing seasonal demand from customers in the consumer electronics industry and as a result of sales to new customers generally. By the end of 1994, the Company's sales and marketing efforts had resulted in sales to 14 new customers accounting for $24.3 million in business during 1994. The balance of the Company's revenues represented recurring revenues from the Company's customer base.

Gross profit for 1994 decreased to $2.1 million as compared to $3.1 million for 1993. Gross profit for 1993 includes additional charges of $6.9 million for reserves against contingencies related to inventories and to write-off of certain program start-up costs. During 1994, the Company incurred lower gross margins at San Jose and Colorado Springs in comparison to 1993. As a result, the Company made the strategic decision to disengage from several customers in 1993 and 1994 which adversely affected gross margins due to inventory and other writedowns and expenses. In addition, during the latter part of 1994, the Company began to implement additional steps to improve gross margins, including new customers with better operating efficiencies and margins and reductions in overhead and direct costs. Additional measures were also taken to improve labor and material efficiencies. Excluding San Jose costs for the second half of the year, manufacturing overhead costs were reduced from $25.6 million in 1993 to $20.6 million in 1994.

Marketing, general and administrative expense decreased to $6.6 million in 1994 from $7.3 million in 1993 as a result of cost control measures implemented by the Company in the fourth quarter 1993. Despite the decrease in the dollar amount of marketing and administrative expense, it rose as a percentage of sales from 3.9% in 1993 to 5.5% in 1994 reflecting the Company's lower sales base.

Interest expense decreased to $4.6 million in 1994 from $5.4 million in 1993 reflecting the Company's decreased borrowings for lower levels of inventory and receivables as well as the debt reductions following the sale of the San Jose division in the fourth quarter of 1994. Interest expense increased from 3.0% of sales in 1993 to 3.7% of sales in 1994 reflecting the lower sales base in 1994.

On October 17, 1994 the Company completed the sale of its San Jose facility to Sanmina Corporation for a purchase price of approximately $6.4 million in cash and the assumption of approximately $1.6 million in liabilities. The San Jose disposition resulted in a loss of $5.1 million which includes the loss from operations from July 3, 1994 to October 14, 1994 of $423,000. In addition, the Company identified certain San Jose related assets to be held for sale at the Guntersville facility. These assets were written down to net realizable value which resulted in a $400,000 loss.

During 1993, the Company recognized a one-time non recurring charge of $1.8 million related to an agreement with Exicom for the satisfaction of certain payments owing from the Company to Exicom in connection with the purchase of certain assets of Exicom by the Company. Under the terms of the revised agreement, the Company agreed to pay Exicom an aggregate of $.36 million in cash and issue $1.75 million of Series A Preferred Stock in lieu of ongoing cash payments required by the initial acquisition agreement.

Other expense decreased to $.1 million for 1994 as compared to $.9 million for 1993. The 1993 other expenses included additional charges for the write-off of deferred financing costs associated with the Company's refinancing of its credit facilities and the write-off of certain fixed assets no longer in service.

The Company's loss from operations before the loss on sale of the San Jose facility was $9.0 million. Including the effect of the loss on sale of the San Jose facility, the Company's loss from operations increased to $14.6 million in 1994 from $11.2 million in 1993.

CERTAIN CURRENTLY IDENTIFIABLE FACTORS ANTICIPATED TO AFFECT 1996 RESULTS

Based upon the Company's current assessment of its business, there are several currently identifiable factors which are likely to affect 1996 operating results. In addition, factors which are likely to effect the Company's liquidity and uses of funds during 1996 are discussed below.

The Company believes that it has taken several important steps which will improve its results of operations through 1996. First, the Company made the strategic decision to sell its San Jose division to reduce the level of fixed costs that the Company's revenue base must absorb. The sale was completed in late 1994 and significantly reduced the Company's fixed costs throughout 1995. During 1995, the Company consolidated its Colorado Springs division with the Guntersville facilities, further reducing the Company's fixed costs during the latter half of 1995. Further, the Company has taken steps to diversify its customer base to reduce, to some extent, the vulnerability it experienced as a result of decreased shipments to the personal computer and medical capital equipment industries beginning in late 1994. It has been the Company's experience that a substantial portion of its revenues comes from its customer base on a recurring basis, but that new business is an important source of revenue to counteract conditions applicable to that recurring base of revenue. In January 1996 the Company announced its opening of the Empalme, Sonora, Mexico facility. The opening of an offshore contract manufacturing facility will allow the Company to compete in a lower labor cost market.

In addition to the level of revenues and costs, in general, the Company believes that its results for 1996 will be significantly affected by the mix of business that it is able to attract. Different products and services contribute varying amounts of gross margin dollars to the Company's results.
In general, higher volume production results in lower gross margin dollars per unit while lower volume more specialized services should result in higher gross margin dollars per unit. However, the Company must optimize the mix of these customers to achieve profitability and, since revenues to any particular customers are dependent upon the timing of orders, the Company may not always be able to manage the mix of business to the extent necessary to produce optimum results. To accomplish these objectives, the Company has reduced its fixed costs and reorganized its manufacturing overhead personnel into business teams to improve productivity while still enabling the Company to provide quality manufacturing services to its customers. The Company has also implemented improved management information systems to monitor revenues and expenses by customer. Finally, the Company targets a mix of customers in its sales efforts to attempt to strike the proper balance.

In addition to these factors which are anticipated to affect the results of operations, the Company continually monitors its liquidity and financial position. The Company's primary lender, The CIT Group/Business Credit Inc. ("CIT"), became the Company's primary lender in late 1993 and has continued to provide the Company's working capital financing. Nevertheless, because of the factors described above which have affected results of operations during that period, the Company has had to seek, from time to time, waivers of certain of the covenants contained in the credit agreement with CIT to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. During early 1996, the Company and CIT reached an agreement on a new set of quarterly and annual financial covenants which are based upon the Company's 1996 business plan. As described below, under "- Liquidity and Capital Resources", the Company currently believes that it will comply with those covenants; however, should it fail to do so, the Company would be forced to seek a waiver of noncompliance related to those covenants from CIT.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made significant progress in reducing its accounts receivable and inventory balances to more acceptable levels, and used the excess working capital to reduce debt and accounts payable balances. The Company reduced total indebtedness (other than convertible debt) from $44 million at December 31, 1992, to $19 million at December 31, 1995, and reduced trade payables from $30 million at December 31, 1992 to $8 million at December 31, 1995.
Management of the Company recognizes the strategic importance of generating greater working capital from operations and is focusing on improving inventory turns, reducing work in process cycle times and improving asset utilization to measure the Company's future success in this area. As a result, inventories have been reduced from $50.9 million (including $17.1 million of San Jose inventory) at December 31, 1992 to $18.2 million at December 31, 1995. During the period from December 31, 1994 to December 31, 1995 inventories increased from $16.1 million to $18.2 million which resulted in trade payables increasing from $7 million to $8 million at the end of 1995. Management of the Company continues to focus on improving inventory turns and reducing trade payables.

For the year ended December 31, 1993, the Company's net cash provided by operating activities was $17.8 million. This amount reflects improvements in inventory, receivable and payables management and a more stable level of revenues which did not require an increase in receivables and inventory. For the year ended December 31, 1994, the Company's net cash provided by operating activities was $6.9 million. This amount continues to reflect improvements in inventory, receivable and payables management with a reduced level of sales as compared to 1993. For the year ended December 31, 1995, the Company's net cash provided by operating activities was $.9 million. This amount reflects a $2.0 million increased investment in inventory to support the Company's business as compared to 1994.

The Company's net capital expenditures used in investing activities were $.8 million, $.4 million and $1.1 million in 1995, 1994, and 1993, respectively. These uses principally relate to additions of buildings, leasehold improvements and machinery and equipment as the Company's business has expanded. The Company's net cash flows provided by investing activities was $6.0 million for 1994 which principally relates to the sale of the San Jose division in the third quarter of 1994.

The Company's net cash flows used in financing activities were $.2 million, $13.4 million and $15.8 million in 1995, 1994, and 1993, respectively. The uses for 1995 and 1994 are principally related to payments on bank debt.

The Company obtained a $40.0 million credit facility from The CIT Group/Business Credit, Inc. (CIT) in 1993. The agreement with CIT provided for a $34.0 million three (3) year revolving credit facility and a $6.0 million five (5) year term loan. Amounts which may be borrowed under the revolving credit facility are subject to a borrowing base test of 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory. At December 31, 1995, the Company had borrowed $14.1 million under the revolving credit facility on a total availability of $15.2 million. The agreement also contains various financing covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. In March 1996, the Company amended the credit agreement with CIT based upon the Company's 1996 business plan. The amended loan agreement included new covenants for EBITDA and a fixed charge coverage ratio and
extended the maturity date to November 1998.   See Note 4 of Notes to Financial
Statements. The CIT Credit Agreement requires that the Company achieve quarterly specified levels of EBITDA and a Fixed Charge Coverage Ratio as follows:


            Applicable Period                                         EBITDA Required
            -----------------                                         ---------------
            For the three (3) months ended March 31, 1996               $ .5 million
            For the six (6) months ended June 30, 1996                  $2.0 million
            For the nine (9) months ended September 30, 1996            $4.0 million



                                                                   Fixed Charge Coverage
            Applicable Period                                          Ratio Required
            -----------------                                      ---------------------
            For the twelve (12) months ending
            December 31, 1996                                            1.0 to 1

            For the twelve (12) months ending March 31, 1997
            and for the twelve (12) months ending on
            each fiscal quarter end thereafter                           1.25 to 1

Based on the Company's current projections and business plan, management currently believes the Company will meet these covenants. This opinion is based on the Company's results for the fourth quarter of 1995, operations to date in the first quarter of 1996 as well as anticipated levels of business for the balance of the year. If it does not comply with these covenants, the Company will be required to seek a waiver or amendment to the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. Management also has identified contingent plans to reduce expenses, if necessary, to remain in compliance with these covenants.

In 1993, the Company's bank lenders agreed to retain a four (4) year term loan of $3.0 million secured by one of the Company's manufacturing facilities in Guntersville, Alabama. At December 31, 1995 the amounts outstanding under the term loan were $2.5 million.

Total current maturities of long-term debt at December 31, 1995 are approximately $1.6 million. The Company believes that cash generated from operations together with borrowings under its credit facility described above will be sufficient for the Company to meet its obligations during 1996, including debt principal payments and trade creditor obligations.

EBITDA

The Company has presented earnings before interest, income taxes, depreciation and amortization ("EBITDA") for each of the foregoing periods as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain parties find it to be a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for generally accepted accounting principles (GAAP) operating and cash flow data. Management, however, believes that EBITDA does supplement this information for several reasons. First, EBITDA supplements data regarding the Company's cash flow because EBITDA is the principal performance covenant in the CIT Credit Agreement. In addition, the Company also has made significant investments in capital equipment, primarily through borrowings. Therefore, the Company is incurring a significant amount of depreciation on this equipment reflected in its results of operations. As a result, the Company believes that information with respect to EBITDA should be read in conjunction with the discussion of results of operations and the discussion of liquidity and capital resources.

QUARTERLY RESULTS

Although the Company does not believe its business is affected by seasonal factors, the Company's sales and net income may vary from quarter to quarter, depending primarily upon the timing of large manufacturing orders and the related shipments to customers. The operating results for any particular quarter may not be indicative of results for any future quarter.

INFLATION

Inflation has not had any significant impact on the Company's business to date.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards Number 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS 121 in the first quarter of 1996 and does not expect adoption to have a material effect on the Company's financial position.

In October 1995, the FASB issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation". This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company anticipates adopting SFAS 123 in 1996, but currently does not plan to change its method of accounting for these plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following index outlines the financial statements and supplementary data of the Company included herein.


                                                                              Page
                                                                              ----
Management's Responsibility for Financial Statements                           23
Report of Independent Public Accountants                                       24
Balance Sheets as of December 31, 1995 and 1994                               25-26
Statements of Operations for each of the years in the three-year
      period ended December 31, 1995                                           27
Statements of Stockholders' Equity/(Deficit) for each of the years in the
      three-year period ended December 31, 1995                                28
Statements of Cash Flows for each of the years in the three-year
      period ended December 31, 1995                                          29-30
Notes to Financial Statements                                                 31-40
Financial Statement Schedule                                                   46

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Company has prepared the Financial Statements and related financial information included in this report. Management has the primary responsibility for the integrity of the financial statements and other financial information included and for ascertaining that the data accurately reflects the financial position and the results of operations of the company. The financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include amounts that are based on best estimates and judgments with appropriate consideration to materiality. Financial information included elsewhere in the annual report is consistent with the financial statements.

The Company has implemented a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and the books and records reflect the authorized transactions of the Company. Limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed the benefits derived. The company believes its system of internal accounting controls, augmented by its internal auditing function, appropriately balances the cost/benefit relationship.

Arthur Andersen, the Company's independent public accountants, have audited management's financial statements and their report appears on page 24. The auditors' report expresses an informed opinion that the financial statements, considered in their entirety, present fairly, in all material respects, the Company's financial position and operating results in conformity with generally accepted accounting principles. As required by generally accepted auditing standards, the independent public accountants obtained a sufficient understanding of the Company's internal controls to plan their audit and determine the nature, timing and extent of their tests to be performed.

The Board of Directors pursues its responsibility for the Company's financial statements through its Audit Committee which is comprised solely of directors who are not officers or employees of the Company. The Audit Committee meets regularly with the independent public accountants and management. The independent public accountants have direct access to the Audit Committee, with and without the presence of management representatives, to discuss the scopes and results of their audit work and their comments on the adequacy of internal controls and the quality of financial reporting.

We believe that the policies and procedures provide reasonable assurance that our operations are conducted in conformity with the law and with a high standard of business conduct.


/s/  E. Townes Duncan                    /s/ Joseph G. Andersen
E. Townes Duncan                         Joseph G. Andersen
Chairman of the Board                    Vice President, Chief Financial Officer
and Chief Executive Officer              and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
COMPTRONIX CORPORATION:

We have audited the accompanying balance sheets of Comptronix Corporation (a Delaware Corporation) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity/(deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comptronix Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index on page 22 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not otherwise a required part of the basic financial statements. This financial schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         /s/ Arthur Andersen LLP
                                                         ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 14, 1996

                             COMPTRONIX CORPORATION

                                 BALANCE SHEETS

                                     ASSETS



                                                                     December 31,
                                                               -----------------------
                                                                 1995           1994
                                                               -----------------------
                                                                    (in thousands)
Current Assets:
  Cash                                                         $    225       $    397
  Accounts receivable - trade, net of allowances of
    $165 and $751 for 1995 and 1994, respectively                13,042         13,683
  Inventories                                                    18,165         16,119
  Prepaid expenses and other assets                                 822            570
                                                               -----------------------
          Total current assets                                   32,254         30,769
                                                               -----------------------
Property, plant and equipment, including assets under
  capital leases:
   Land                                                             295            295
   Buildings and improvements                                     7,366          7,395
   Construction in progress                                         177            168
   Machinery and equipment                                       32,818         33,369
                                                               -----------------------
                                                                 40,656         41,227
   Less accumulated depreciation and amortization               (26,344)       (23,508)
                                                               -----------------------
                                                                 14,312         17,719
                                                               -----------------------

Deferred financing costs and other, net                           1,145          1,988
                                                               -----------------------
   Total assets                                                $ 47,711       $ 50,476
                                                               =======================

                                  (continued)

                             COMPTRONIX CORPORATION

                                 BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)



                                                                               December 31,
                                                                         -----------------------
                                                                           1995            1994
                                                                         -----------------------
                                                                              (in thousands)
Current liabilities:
   Current maturities of long-term debt                                  $  1,559         $2,517
   Accounts payable                                                         8,158          7,474
   Accrued payroll and related expenses                                       876          1,034
   Accrued interest                                                           845            947
   Other payables and accruals                                              2,425          1,615
                                                                         -----------------------
           Total current liabilities                                       13,863         13,587
Long-term debt, excluding current maturities                               17,098         16,380
Subordinated convertible debentures                                        29,230         34,500

Commitments and contingencies

Stockholders' equity/(deficit):
   Redeemable convertible preferred stock Series A-6%
      dividend - no par value per share; authorized
      5,000,000 shares, issued and outstanding 1,899,319
      shares in 1995 plus $286 dividend accretion,
      1,274,787 shares in 1994 plus $203 dividend
      accretion (stated at liquidation preference value
      of $10.00 per share)                                                 19,279         12,951
   Common stock - par value $.01 per share; authorized
      50,000,000 shares, issued and outstanding 13,298,410
      and 11,153,194 shares in 1995 and 1994, respectively                    133            111
   Unearned compensation - restricted stock                                  (390)          (375)
   Additional paid-in capital                                              30,139         30,248
   Accumulated deficit                                                    (61,641)       (56,926)
                                                                         -----------------------
      Total stockholders' deficit                                         (12,480)       (13,991)
                                                                         -----------------------
      Total liabilities and stockholders' equity/(deficit)               $ 47,711        $50,476
                                                                         =======================

                See accompanying notes to financial statements.

                             COMPTRONIX CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                  Years Ended December 31,
                                                    ---------------------------------------------------
                                                      1995                  1994                  1993
                                                    ---------------------------------------------------
                                                           (in thousands, except per share data)
Sales                                               $92,211              $119,998              $184,137
Cost of sales                                        85,954               117,894               181,010
                                                    ---------------------------------------------------
   Gross profit                                       6,257                 2,104                 3,127
                                                    ---------------------------------------------------
Marketing, general and
   administrative expenses                            5,847                 6,555                 7,227
Interest expense                                      3,870                 4,588                 5,417
Interest income                                         (15)                 (107)               (1,048)
Loss on sale of San Jose division                         -                 5,535                     -
Settlement with Exicom                                    -                     -                 1,837
Other expense                                           194                    97                   935
                                                    ---------------------------------------------------
                                                      9,896                16,668                14,368
                                                    ---------------------------------------------------
   Net loss                                          (3,639)              (14,564)              (11,241)
Dividend in kind on preferred stock                   1,076                   760                   162
                                                    ---------------------------------------------------

   Net loss applicable to common shares             $(4,715)             $(15,324)             $(11,403)
                                                    ===================================================

   Net loss per common share                        $  (.36)             $  (1.38)             $  (1.04)
                                                    ===================================================

                 See accompanying notes to financial statements

                             COMPTRONIX CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

                 YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995




                                                              Redeemable
                                          Redeemable          Convertible               Unearned
                                          Convertible          Preferred              Compensation  Additional
                                           Preferred       Stock Issued and   Common   Restricted    Paid-In   Accumulated
                                      Stock To be Issued      Outstanding      Stock     Stock       Capital     Deficit      Total
                                      ---------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Balance, December 31,1992                  $ 10,500           $     -         $109       $   -       $29,019    $(30,199)  $  9,429
Issuance of common stock to lenders               -                 -            1           -           399           -        400
Options exercised                                 -                 -            -           -           126           -        126
Issuance of Series A preferred stock        (10,500)           12,275            -           -             -           -      1,775
Series A preferred stock dividend                 -               162            -           -             -        (162)         -
Net loss                                          -                              -           -             -     (11,241)   (11,241)
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 1993                        -            12,437          110           -        29,544     (41,602)       489
Issuance of common stock                          -                 -            -           -            34           -         34
Series A preferred stock dividend                 -               760            -           -             -        (760)         -
Conversion of Series A preferred
  stock to common stock                           -              (246)           -           -           246           -          -
Issuance of restricted common stock               -                 -            1           -           424           -        425
Unamortized restricted common stock               -                 -            -        (375)            -           -       (375)
Net loss                                          -                 -            -           -             -     (14,564)   (14,564)
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 1994                        -            12,951          111        (375)       30,248     (56,926)   (13,991)
Issuance of preferred stock and common
  stock in exchange for debentures                -             5,270           21           -          (196)          -      5,095
Series A Preferred Stock Dividend                 -             1,076            -           -             -      (1,076)         -
Conversion of Series A Preferred
  Stock Dividend                                  -               (18)           -           -            18           -          -
Issuance of restricted common stock               -                 -            1         (66)           65           -          -
Unamortized restricted common stock               -                 -            -          51             4           -         55
Net Loss                                          -                 -            -           -             -      (3,639)    (3,639)
                                      ---------------------------------------------------------------------------------------------
Balance, December 31, 1995            $           -           $19,279         $133       $(390)      $30,139    $(61,641)  $(12,480)
                                      =============================================================================================

See accompanying notes to financial statements.

                             COMPTRONIX CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                  Years Ended December 31,
                                                        --------------------------------------------
                                                          1995             1994               1993
                                                        --------------------------------------------
                                                                       (in thousands)
Cash flows from operating activities:
   Net loss                                             $(3,639)        $(14,564)           $(11,241)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Loss on sale of San Jose division                   -            5,535                   -
          Non-cash expenses settled with
             preferred stock                                  -                -               1,775
          Depreciation and amortization                   4,971            5,660               8,918
          Bad debt provision                               (586)             171                 238
          Provision for inventory reserves and
             asset retirements                                -                -               7,244
          Decrease in accounts receivable - trade         1,227            4,636              13,467
          Decrease in income tax refund receivable            -              229               6,731
          (Increase) decrease in inventories             (2,046)           5,748              15,442
          (Increase) decrease in prepaid expenses
             and other assets                              (252)             492                (835)
          Increase (decrease) in accounts payable           684            1,442             (22,725)
          Decrease in accrued payroll and
             related expenses                              (158)            (128)             (1,259)
          Increase (decrease) in other payables
             and accruals                                   708           (2,281)                 14
                                                        -------         --------            --------
             Net cash provided by operating activities      909            6,940              17,769
                                                        -------         --------            --------


Cash flows from investing activities:
   Capital expenditures, net                               (841)            (433)             (1,085)
   Proceeds from sale of San Jose division                    -            6,400                   -
                                                        -------         --------            --------
             Net cash provided by (used in)
                investing activities                       (841)           5,967              (1,085)
                                                        -------         --------            --------

                                  (Continued)

                             COMPTRONIX CORPORATION

                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)



                                                              Years Ended December 31,
                                                     ------------------------------------------
                                                       1995             1994             1993
                                                     ------------------------------------------
                                                                   (in thousands)
Cash flows from financing activities:
   Payment of settlement and restructuring costs           -                -            (3,932)
   Payment of loan costs                                   -                -              (601)
   Net payments on revolving line of credit                -                -           (19,973)
   Net proceeds (payments) on new revolving line
       of credit                                       2,337           (9,262)           21,006
   Proceeds from issuance of other long-term debt          -                -             9,200
   Principal payments on other long-term debt         (2,577)          (4,179)          (21,661)
   Proceeds from issuance of common stock                  -               34               126
                                                     -------         --------          --------
   Net cash used in financing activities                (240)         (13,407)          (15,835)
                                                     -------         --------          --------
       Net increase (decrease) in cash                  (172)            (500)              849
Cash at beginning of period                              397              897                48
                                                     -------         --------          --------
Cash at end of period                                $   225         $    397          $    897
                                                     =======         ========          ========



SUPPLEMENTAL DISCLOSURES:
Cash paid for:
   Interest                                          $ 3,972         $  4,728          $  5,281
Noncash investing and financing activities:
   Common stock issued for financing costs                 -                -               400
   Issuance of Series A preferred stock                1,076              760                 -
   Issuance of restricted common stock                    66              425                 -
   Issuance of preferred stock and common stock
       in exchange for debentures                      5,270                -                 -

                See accompanying notes to financial statements.

                             COMPTRONIX CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company (a Delaware corporation) is engaged in the contract manufacturing and testing of products and assemblies for use in the computer, communications, medical, instrumentation, consumer and peripherals industries throughout the United States. The Company currently has two operating facilities in Guntersville, Alabama and a facility in Empalme, Sonora, Mexico.

Results of Operations

The Company has incurred operating losses for the last seven years. The Company has had to seek, from time to time, waivers of certain of the covenants contained in the credit agreement with CIT to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. Management has implemented plans and strategies intended to increase sales, gross margins, and to further control costs while improving operating efficiencies. Further, the Company has taken steps to diversify its customer base to reduce, to some extent, the vulnerability it experienced as a result of decreased shipments to the personal computer and medical capital equipment industries. It has been the Company's experience that a substantial portion of its revenues comes from its customer base on a recurring basis, but that new business is an important source of revenue to counteract conditions applicable to that recurring base of revenue. The Company has reduced its fixed costs and reorganized its manufacturing overhead personnel into business teams to improve productivity while still enabling the Company to provide quality manufacturing services to its customers.

Revenue Recognition

Revenue from product sales to customers is recognized when the units are shipped.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Recoverable costs incurred in connection with the start-up of new projects, which are not in excess of estimated realizable values, are deferred and amortized over the life of the contract.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over five to seven years for machinery and equipment and 19 years for buildings and improvements, including leasehold improvements. Depreciation includes the amortization of assets under capital leases.

Expenditures for repairs and maintenance are charged against income as incurred. The Company removes the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in other income (expense).

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the terms of the related loans.

Accrued Liability for Employee Insurance Claims

The Company is self-insured for medical claims and certain workmen's
compensation claims.   The estimated liability for incurred claims is based
primarily on historical payment experience on an individual claim basis and an estimate for unreported claims. Predetermined loss limits have been insured to limit the Company's per occurrence liability.

Income Taxes

The Company has adopted SFAS No. 109 for the financial reporting of income taxes. The statement generally requires the Company to record deferred income taxes for the differences between book and tax bases in its assets and liabilities.

Concentration of Credit Risks

The Company's credit risks relate primarily to accounts receivable. Accounts receivable consist primarily of amounts due from original equipment manufacturers for units shipped. The Company's customers are located throughout the United States. The Company performs credit evaluations of its customers and maintains allowances for doubtful accounts on these accounts receivable. See Note 12 for information regarding major customers.

Losses Per Share

Losses per common share are computed on the basis of the weighted average number of common shares outstanding. Common stock equivalents are not included in each period as inclusion of their effect would be antidilutive. Fully diluted earnings per share, which considers common stock equivalents and convertible subordinated debentures, is not presented as it is antidilutive for each year.

Weighted average shares used in the computation of losses per share for the years ended December 31, 1995, 1994, and 1993 were 13,135,000, 11,081,000 and
10,966,000, respectively.

Use of  Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments were as follows as of December 31, 1995:


                                       Carrying Amount      Fair Value
                                       ---------------      ----------
Long-term debt                             $18,657            $18,657

Subordinated convertible debentures        $29,230            $15,200

The carrying amount of long-term debt is assumed to approximate fair value as substantially all of it bears interest at a floating rate. The fair value of the subordinated convertible debentures was determined by obtaining quotes from dealers.

NOTE 3  INVENTORIES

Inventories consist of the following:


                                                                December 31,
                                                             ------------------
                                                              1995        1994
                                                             ------------------
                                                               (in thousands)
            Raw materials                                    $13,589    $11,601
            Work in process and finished goods                 6,030      5,608
            Reserve for excess and obsolete material          (1,454)    (1,090)
                                                             ------------------
                                                             $18,165    $16,119
                                                             ==================

The Company has incurred certain start-up costs that are assignable to units not yet produced. The aggregate amount incurred, which is included in work-in-process, is approximately $200,000 and $300,000 as of December 31, 1995 and 1994, respectively.

NOTE 4   NOTES PAYABLE AND LONG-TERM DEBT

A summary of long-term debt is as follows:


                                                               December 31,
                                                       ----------------------------
                                                        1995                  1994
                                                       ----------------------------
                                                              (in thousands)
Industrial Development Revenue bonds, 10 year
  amortization at rates ranging from 7.5% to 8.7%,
  secured by buildings and equipment, principal and
  interest payments are due quarterly                  $   640              $   960

Revolving line of credit at prime plus 1 1/2%           14,080               11,747

Equipment term loan at prime plus 1 3/4% due in
  20 quarterly installments beginning June 1, 1994,
  secured by equipment                                   2,500                3,700

Senior Notes at 10%, due in quarterly payments of
  principal and interest, final maturity in 1995,
  secured by certain equipment                               -                  990

Bank Loan at prime plus 2% due in 24 monthly
  installments, beginning November 1, 1995, with a
  lump sum payment on November 1, 1997, secured by
  real property                                          1,437                1,500
                                                       -------              -------

Total long-term debt                                    18,657               18,897

Current maturities                                      (1,559)              (2,517)
                                                       -------              -------

Total long-term debt, excluding current maturities     $17,098              $16,380
                                                       =======              =======

Maturities of long-term debt, in thousands, are as follows:


                   1996             $ 1,559
                   1997              16,998
                   1998                 100
                                    -------
                   Total            $18,657
                                    =======

The prime rate was 9.0% and 8.5% at December 31, 1995, and 1994, respectively. The Company does not currently have any interest rate cap or swap agreements in place.

In November 1993, the Company obtained a new credit facility with The CIT Group/Business Credit, Inc. The new credit facility consists of a $34.0 million revolving line of credit secured by accounts receivable and inventory maturing in November 1998 and a $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $15.2 million at December 31, 1995). CIT has also provided a $.3 million letter of credit for a certain vendor which reduces the Company's line of credit. Following the sale of the Company's San Jose division in October of 1994, the Company made additional payments of $4,561,000 on the revolver, and $1,400,000 on the term loan. The agreement also contains various financing covenants which limit the Company's ability to incur additional indebtness, purchase and dispose of equipment and declare or pay cash dividends. In March of 1996, the Company amended the credit agreement with CIT based upon the Company's 1996 business plan. The amended loan agreement added new covenants for earnings before interest, income taxes, depreciation and amortization (EBITDA) and a fixed charge coverage ratio as follows:

EBITDA:

The Company shall have EBITDA for the applicable periods below of not less than:


Fiscal Period                                          EBITDA
- -------------                                          ------
For the three (3) months ending March 31, 1996       $  500,000
For the six (6) months ending June 30, 1996          $2,000,000
For the nine (9) months ending September 30, 1996    $4,000,000

Fixed Charge Coverage Ratio:

The Company shall have at all times during the applicable fiscal periods below, a Fixed Charge Coverage Ratio of not less than:


Fiscal Periods                                         Ratio
- --------------                                         -----
For the twelve (12) months ending December 31, 1996  1.0 to 1

For the twelve (12) months ending March 31, 1997
and for the twelve (12) months ending on each
fiscal quarter thereafter                            1.25 to 1

Based on its current plan for 1996, the Company believes it will comply with such covenants. If it does not comply with those covenants, the Company will be required to seek a waiver of noncompliance or amendment to the agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness.

The Company also has a term loan for $3.0 million which is secured by real property. The loan balance was reduced to $1.5 million in December 1993 after the payment to the lenders of $1.5 million of the income tax refund proceeds.

The Company believes that cash generated from operations together with proceeds of the new CIT credit facility described above should be sufficient for the Company to meet its obligations during 1996, including debt settlement and trade creditor obligations.

In connection with the financing agreements, The CIT Group/Business Credit, Inc. was granted a warrant to purchase 100,000 shares of the Company's common stock at a price of $4.50 per share, expiring November 1998. No value has been assigned to the warrant as the exercise price was equivalent to the market price of the warrant on the grant date.

In addition, as part of its credit agreement restructuring costs in March 1993, the Company issued an aggregate of 50,000 shares of common stock to its former bank lenders and 50,000 shares of common stock to its term lenders. The term lenders also were granted a warrant to purchase 50,000 shares at $4.00 per share exercisable for five years. The value of the shares of approximately $400,000 is being amortized over the life of the credit agreements. The portion associated with the retired bank debt has been fully amortized. The senior lenders were granted an additional 50,000 warrants following the sale of the San Jose division. The warrants were issued at $1.50 per share and expire October 12, 1999.

The Company's two buildings and the majority of its machinery and equipment in Guntersville are leased by the Company under two industrial revenue bond financings. The 1987 bonds are held by a third-party and reflected as debt outstanding above. The Company has the option to purchase the facility under this lease for $18,000 in 1997. The other bond issue was induced in 1991 and completed in 1993, and the bonds were purchased by the Company and pledged to its bank lenders. The respective investment in the bonds and the related lease obligations together with the related interest income and expense have been netted in the accompanying financial statements. The facility leased under this bond issue can be purchased in 2008 for nominal consideration. Nominal additional payments are required at maturity for the equipment under capital lease.

The Company is contingently liable under a letter of credit in the amount of approximately $1,007,600 issued by one of its bank lenders as additional collateral for an Industrial Development Revenue Bond.

NOTE 5  PREFERRED STOCK

On May 12, 1989, the Company's stockholders approved a class of 5,000,000 shares of Preferred Stock which may be issued in one or more series with such rights, preferences, privileges and restrictions as the Board of Directors may determine.

On December 17, 1993, the Company issued 1,050,000 shares of Series A redeemable convertible preferred stock, without par value, in settlement of the class action lawsuit and 175,000 shares pursuant to the settlement with Exicom Technologies. The stock is subject to mandatory redemption on April 1, 2003, or annual redemption at the option of the holder beginning April 1, 1998 at a price equal to $10.00 per share. The redemption may be either in cash or, in the sole discretion of the Company, in shares of common stock at the current market price on the date such shares are redeemed. The stock is convertible at $8.00 per share and carries a dividend rate of 6% payable in kind at the Company's election. In 1995, the Company recorded dividends of $1.1 million of which $286,000 had not been issued at December 31, 1995.

NOTE 6  CONVERTIBLE SUBORDINATED DEBENTURES

On March 17, 1992, the Company sold $34,500,000 of 6 3/4% convertible subordinated debentures. The debentures mature on March 1, 2002 and pay interest semi-annually at March 1 and September 1. The debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into common shares at a conversion price of $11.625 (reduced from $17.75 per share as a result of the shareholder litigation settlement). The Company may redeem the debentures on or after April 1, 1998 at par plus premiums declining to par at April 1, 2001. The debentures are subordinate to all existing and future senior indebtedness, as defined in the indenture. The indenture contains certain covenants and other terms for events of default. At December 31, 1995, the Company was in compliance with such covenants.

On January 25, 1995, the company completed a privately negotiated exchange of $5,270,000 of debentures for shares of the Company's common and Series A preferred stock. This exchange provided the exchanging debenture holders an aggregate of 2,108,000 shares of common stock and 527,000 shares of Series A preferred stock.

NOTE 7  STOCK OPTION PLAN

The Company's 1985 Employee Incentive Stock Option Plan and 1989 Employee Stock Incentive Plan provide for the granting of options to purchase shares of the Company's common stock at not less than fair market value on the date of grant. The stock options issued under the plans are subject to certain terms, conditions and restrictions. The awards which may be granted include stock options, stock appreciation rights (SARs) and/or other stock based awards. The plans also provide that if there is a change in control or a potential change in control, SARs and limited SARs outstanding for at least six months, and any stock options which are not then exercisable will become fully exercisable and vested. The Company also has granted non-qualified options to certain Directors under the Company's Outside Directors Stock Option Program to purchase shares of common stock at the fair market value on the date of grant.

Option activity is summarized as follows:


                                                      Options Granted
                               ------------------------------------------------------------------
                                 $1.19       $2.25      $5.00      $10.00     $15.00
                                to $2.24    to $4.99   to $9.99  to $14.99  to $22.99
                               per share   per share  per share  per share  per share     Total
                               ------------------------------------------------------------------
Balances, December 31, 1992          -      175,188    225,488    303,813    179,350      883,839

   Granted                           -       55,600    797,803      7,000      1,000      861,403
   Canceled or expired               -      (33,263)  (189,238)  (299,813)  (180,350)    (702,664)
   Exercised                         -      (40,162)         -          -          -      (40,162)
                               ------------------------------------------------------------------


Balances, December 31, 1993          -      157,363    834,053     11,000          -    1,002,416

   Granted                     290,700      181,004    138,250          -          -      609,954
   Canceled or expired         (11,500)     (57,025)  (158,855)         -          -     (227,380)
   Exercised                         -       (9,750)         -          -          -       (9,750)
                               ------------------------------------------------------------------


Balances, December 31, 1994    279,200      271,592    813,448     11,000          -    1,375,240

   Granted                     866,764      136,600          -          -          -    1,003,364
   Canceled or expired        (179,359)    (206,307)  (730,703)   (11,000)          -  (1,127,369)
   Exercised                         -            -          -          -          -            -
                               ------------------------------------------------------------------


Balances, December 31, 1995    966,605      201,885     82,745          -          -    1,251,235
                               ==================================================================

In January 1994, the Board of Directors approved a restatement of prior amendments to the plans together with a new amendment to the 1989 Incentive Stock Option Plan to authorize an aggregate of 910,000 additional shares of common stock.

In November 1993, the Company granted a restricted stock award of 100,000 of common stock shares to its Chief Executive Officer under the 1989 Plan. These shares vest ratably over a ten year period beginning November 30, 1993 provided that his employment continues with the Company or become fully vested if there is a change in control event, as defined in his employment agreement. In May 1995, the Company granted to certain executive officers of the Company an aggregate of 20,000 shares of Common Stock pursuant to restricted stock awards under the 1989 Plan. These shares contain restrictions on transfer which lapse in annual 20% increments, with accelerated vesting upon a change of control. Compensation expense will be recognized over the vesting period for the restricted shares. Upon termination of employment, any shares which are still restricted shall revert to the Company.


NOTE 8  SALE OF THE SAN JOSE DIVISION

On October 17, 1994, the Company completed the sale of its San Jose facility to Sanmina Corporation for a purchase price of approximately $6.4 million in cash and the assumption of approximately $1.6 million in liabilities. The San Jose disposition resulted in a year to date loss of $5.1 million which includes a loss from operations from July 3, 1994 of $423,000. In addition, the Company identified certain assets to be held for sale. These assets were written down to net realizable value which resulted in a $400,000 loss.

NOTE 9  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:



                                                                       1995                         1994
                                                                   ------------                 ------------
Current Deferred Tax Assets
   Inventory and inventory reserves                                $  1,120,207                 $    763,039
   Asset allowances and liabilities not yet tax deductible              118,038                      425,875
   Less valuation allowance                                          (1,238,245)                  (1,188,914)
                                                                   ------------                 ------------
      Net current deferred tax assets                              $          -                 $          -
                                                                   ============                 ============
Non-Current Deferred Tax Assets
   Net operating loss carry forwards                               $ 23,140,623                 $ 23,299,254
   Less valuation allowance                                         (21,889,447)                 (21,902,459)
                                                                   ------------                 ------------
      Total non-current deferred tax assets                           1,251,176                    1,396,795
                                                                   ------------                 ------------
Non-Current Deferred Tax Liabilities
   Tax in excess of book depreciation and amortization               (1,251,176)                  (1,396,795)
                                                                   ------------                 ------------
      Total non-current deferred tax liabilities                     (1,251,176)                  (1,396,795)
                                                                   ------------                 ------------
      Net non-current deferred tax liabilities                     $          -                 $          -
                                                                   ============                 ============

No income tax expense has been recorded as of December 31, 1995, 1994 and 1993 due to the losses from operations. A valuation allowance has been recorded equal to the remaining deferred tax assets after considering deferred tax assets that can be realized through offsets to existing taxable temporary differences. The tax operating loss carry forwards begin expiring in 2004.

NOTE 10  COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under operating leases and has other operating leases for automobiles and office equipment. The future minimum lease payments under the facilities and automobile leases are as follows (in thousands):


          1996           $110
          1997             84
          1998             66
          1999             22

The minimum payments for the office equipment is not material. The Company's rental expense related to operating leases was approximately $1,242,000 in 1995, $1,764,000 in 1994 and $1,968,000 in 1993.

The Company has an employment agreement with its chief executive officer which includes a non-compete agreement and provides for severance compensation for one year if terminated for any reason without cause.

The Company's Bylaws provide for indemnification of its officers and directors to the extent permitted by Delaware law. Additionally at December 31, 1995, the Company has a directors and officers liability insurance policy which provides up to $5.0 million of coverage.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that the outcomes will not have a significant effect on the Company's financial position or results of operations.

NOTE 11  ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards Number 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS 121 in the first quarter of 1996 and does not expect adoption to have a material effect on the Company's financial position.

In October 1995, the FASB issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation". This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company anticipates adopting SFAS 123 in 1996, but currently does not plan to change its method of accounting for these plans.

NOTE 12  MAJOR CUSTOMERS

The Company provides contract manufacturing services to producers of electronic equipment in the computer, communication, medical, instrumentation, consumer and peripherals industries. Accordingly, the ultimate collectibility of a substantial portion of the Company's receivables are susceptible to changes in the market conditions in these industries.

Significant concentrations of sales and accounts receivable are summarized below:



                                                December 31,
                 -------------------------------------------------------------------------
                          1995                     1994                     1993
                 -------------------------------------------------------------------------
                                Accounts                Accounts                 Accounts
                   Sales       Receivable    Sales     Receivable      Sales    Receivable
                 -------------------------------------------------------------------------
                                               (in thousands)
Customer A       $ 8,482         $1,046     $13,050      $1,173       $19,510     $1,275
Customer B        14,260          3,074      12,434       4,060             -          -
Customer C         7,172             30       7,047       1,653             -          -
Customer D        11,305            696           -           -             -          -
Customer E           122              -      11,314         113        18,765        893

The Company generally does not require collateral or other security from its customers and would incur an accounting loss equal to the carrying value of the accounts receivable if its customers failed to perform according to the terms of the credit arrangement.




NOTE 13  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly information with respect to the Company's results of operations for the years 1995 and 1994.



                                                        1995 Quarters
                                       ----------------------------------------------
                                         1st          2nd          3rd          4th
                                       ----------------------------------------------
Sales                                  $27,503      $22,737      $19,282      $22,689
Gross Profit                             2,230        1,262        1,699        1,066
Net Income (Loss)                           73       (1,599)        (532)      (1,581)
Preferred Stock Dividends                  234          277          293          272
Net Loss Applicable to Common Shares      (161)      (1,876)        (825)      (1,853)
Loss Per Common Share                    (0.01)       (0.14)       (0.06)       (0.14)

                                                        1994 Quarters
                                       ----------------------------------------------
                                         1st          2nd          3rd          4th
                                       ----------------------------------------------
Sales                                  $30,556      $33,181      $25,612      $30,649
Gross Profit (Loss)                      1,040      (1,789)          876        1,977
Net Loss                                (1,653) (a) (8,776)   (a) (3,867)        (268)
Preferred Stock Dividends                  186         189           190          195
Net Loss Applicable to Common Shares    (1,839)     (8,965)       (4,057)        (463)
Loss Per Common Share                    (0.17)      (0.81)        (0.36)       (0.04)

(a) Includes loss on sale of San Jose division of $3,500 in the second quarter and $2,000 in the third quarter.

ITEM 9.
CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held on or about June 4, 1996 will contain, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning executive officers of the Company is included under the caption "Executive Officers" in Part I of this Form 10-K.

ITEM 11.
EXECUTIVE COMPENSATION

The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held on or about June 4, 1996 will contain, under the caption "Executive Compensation," information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND
MANAGEMENT

The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held on or about June 4, 1996, will contain, under the caption "Security Ownership of Management," the information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.
CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held on or about June 4, 1996 will contain, under the caption "Certain Transactions," the information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                    PART IV

ITEM 14.
EXHIBITS AND FINANCIAL
STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.   Financial Statements:

     Report of Independent Public Accountants
     Balance Sheets at December 31, 1995 and 1994
     Statements of Operations for each of the years in the three year period ended December 31, 1995.
     Statements of Stockholders' Equity/(Deficit) for each years in the three-year period ended December 31, 1995.
     Statements of Cash Flows for each of the years in the three year period ended December 31, 1995.
     Notes to Financial Statements

2.   Financial Statement Schedule:

     Report of Independent Public Accountants (included in report described in (a) (1) above)
     Schedule VIII - Valuation and Qualifying Accounts

3.   Management Contracts and Compensatory Plans and Arrangements:

     Comptronix Corporation 1985 Employee Incentive Stock Option Plan (included as Exhibit 10.2 below).
     Comptronix Corporation 1989 Employee Stock Incentive Plan, as amended
         (included as Exhibit 10.3 below).
     Comptronix Corporation Non-Employee Directors' Equity Program (included as
         Exhibit 10.4 below).
     Comptronix Corporation 1993 Outside Directors' Stock Plan (included as
         Exhibit 10.5 below).
     Employment Agreement, dated November 1, 1993, between the Company and E.
         Townes Duncan (included as Exhibit 10.6 below).
     Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (included as Exhibit 10.7 below).

4.   Exhibits:



Exhibit
Number      Description
- -------     -----------
3.1     Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form
        S-1, Registration No. 33-27914).

3.2 Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No.
        33-27914).

3.3     Certificate of Designations, Preferences and Rights of Series A
        Convertible Preferred Stock of the Company. (incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-1, Registration No. 33-71834).


4.1     Form of Indenture relating to 6 3/4% Convertible Subordinated Debentures
        Due 2002 including Form of Debenture (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1,
        Registration No. 33-45843).

4.2     Supplemental Indenture, dated December 17, 1993, between the Company and
        NationsBank of Georgia, National Association (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.1    Trust Indenture, Transfer, Assignment and Pledge Agreement and Security
        Agreement, dated as of November 1, 1987 between the Industrial
        Development Board of the City of Guntersville, Alabama and First
        American National Bank of Nashville, as Trustee and related documents
        (incorporated by reference to Exhibit 10.10 of the Company's
        Registration Statement on Form S-1, Registration No. 33-27914).

10.2    Comptronix Corporation 1985 Employee Incentive Stock Option Plan
        (incorporated by reference to Exhibit 10.15 of the Company's
        Registration Statement on Form S-1, Registration No. 33-27914).

10.3    Comptronix Corporation 1989 Employee Stock Incentive Plan, as amended
        (incorporated by reference to Exhibit 10.16 of the Company's
        Registration Statement on Form S-1, Registration No. 33-27914 and the
        Company's Proxy Statement dated May 2, 1994 for the Annual Meeting of
        Stockholders held on June 7, 1994).

10.4    Comptronix Corporation Non-Employee Directors' Equity Program
        (incorporated by reference to the Company's Proxy Statement dated March
        30, 1992 for the Annual Meeting of Stockholders held on April 24, 1992).

10.5 Comptronix Corporation 1993 Outside Directors' Stock Plan (incorporated by reference to the Company's Proxy Statement dated May 2, 1994 for the Annual Meeting of Stockholders held on June 7, 1994).

10.6    Employment Agreement, dated November 1, 1993, between the Company and E.
        Townes Duncan (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, Registration No.
        33-71834).

10.7 Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1,
        Registration No. 33-27914).

10.8 Second Amended and Restated Loan Agreement, dated November 22, 1993, among SouthTrust Bank of Alabama, National Association, First American
        National Bank, Compass Bank F/K/A Central Bank of the South, First Union
        Bank of Tennessee F/K/A Dominion Bank of Middle Tennessee and related documents (incorporated by reference to Exhibit 10.9 of the Company's
        Registration Statement on Form S-1, Registration No. 33-71834).

10.9 Stock Purchase Warrant, dated May 7, 1993, by and between the Company and How & Co. (nominee for Xerox Financial Services Life Insurance
        Company) (incorporated by reference to Exhibit 10.2 of the Company's
        Quarterly Report on Form 10-Q for the quarter ended April 4, 1993).

10.10 Amendment to Stock Purchase Warrant, dated October 14, 1994, by and between the Company and How & Co. (nominee for Xerox Financial Services Life Insurance Company) (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31,
        1994).

10.11 Stock Purchase Warrant, dated May 7, 1993, by and between the Company and TNB Stock Company F/A/O Texas Life Insurance Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 1993).

10.12 Amendment to Stock Purchase Warrant, dated October 14, 1994, by and between the Company and TNB Stock Company F/A/O Texas Life Insurance Company (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.13 Mortgage and Indenture of Trust, Lease Agreement, Guaranty, Pledge Agreement and related documents, dated as of February 1, 1993 between the Industrial Development Board of the City of Guntersville, Alabama and SouthTrust Bank of Alabama, National Association, as Trustee, (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.14 Stipulation of Settlement, dated August 27, 1993, between Plaintiffs and Defendants the Company, Duncan, Ritch, Kimsey, Adler and Tillett (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993).

10.15 Financing Agreement, dated November 22, 1993, by and between The CIT Group/Business Credit, Inc. and the Company, as amended (incorporated by reference to Exhibit 10.21 of the Company's Registration Statement in Form S-1, Registration No. 33-71834, Exhibit 10 of the Company's Quarterly Reports on Form 10-Q for each of the quarters ended July 3, 1994 and October 2, 1994 and Exhibit 99 of the Company's Current Report on Form 8-K, dated December 8, 1994).

10.16 Waiver and Amendment Letter, dated March 4, 1996, by and between the Company and The CIT Group/Business Credit, Inc.

10.17 Warrant to Purchase Shares of Common Stock of the Company, dated November 22, 1993, by and between The CIT Group/Business Credit, Inc. and the Company (incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, Registration No. 33-71834)

10.18 Registration Agreement, dated as of March 28,1994, by and between the Company and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement in Form S-1, Registration No. 33-71834)

10.19 Shelter Plan Service Agreement, dated December 11, 1995, by and between the Company and Offshore International, Inc.

23      Consent of Arthur Andersen LLP.

24      Power of Attorney (included in page 45).

27      Financial Data Schedule (for SEC use only).

(b) No current Reports on Form 8-K were filed by the Company during the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   COMPTRONIX CORPORATION

                                                   By:      /s/ E. Townes Duncan
                                                      --------------------------
                                                                E. Townes Duncan
                                                       Chairman of the Board and
                                                         Chief Executive Officer


Dated:  April 1, 1996

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Townes Duncan and Joseph G. Andersen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                   TITLE                               DATE
      ---------                   -----                               ----

/s/ E. Townes Duncan    Chairman of the Board and                April 1, 1996
- ----------------------  Chief Executive Officer
E. Townes Duncan        (Principal Executive Officer)


/s/ Joseph G. Andersen  Vice President, Chief Financial Officer  April 1, 1996
- ----------------------  and Secretary
Joseph G. Andersen      (Principal Financial and Accounting
                        Officer)


/s/ Lonnie J. Stout II  Director                                 April 1, 1996
- ----------------------
Lonnie J. Stout II

/s/ Richard W. Oliver   Director                                 April 1, 1996
- ----------------------
Richard W. Oliver

/s/ J C. Bowling        Director                                 April 1, 1996
- ----------------------
J C. Bowling

/s/ Howard Graham       Director                                 April 1, 1996
- ----------------------
Howard Graham

                                 SCHEDULE VIII


                             COMPTRONIX CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANTS

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                 (in thousands)




                         Balance at the      Additions Charged
                        Beginning of the        to Costs and        Bad Debt Write         Balance
    Description              Period               Expenses              Offs            End of Period
- -----------------------------------------------------------------------------------------------------
For the year ended
December 31, 1993
- -Allowance for bad
debt reserve                 $608                 $ 238                $(315)               $531

For the year ended
December 31, 1994
- -Allowance for bad
debt reserve                 $531                 $ 452                $(232)               $751

For the year ended
December 31, 1995
- -Allowance for bad
debt reserve                 $751                 $(384)               $(202)               $165