Form 10-Q
period 1996-03-31
COMPTRONIX CORPORATION
filed 1996-05-15
CIK 848462

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                           -----------------------


                                     N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last
                                    REPORT)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 13,163,410 as of May 13, 1996

                         PART I.  FINANCIAL INFORMATION
                    ITEM I. CONDENSED FINANCIAL STATEMENTS
                             COMPTRONIX CORPORATION
                                 BALANCE SHEETS
                                     ASSETS
                                 (in thousands)


                                                   March 31,           December 31,
                                                     1996                  1995
                                                 -----------           ----------
                                                 (unaudited)
Current Assets:
     Cash and cash equivalents                   $     277              $     225
     Accounts receivable, net                       14,856                 13,042
     Inventories                                    15,485                 18,165
     Other current assets                            1,361                    822
                                                 ---------              ---------
Total Current Assets                                31,979                 32,254

Property, Plant and Equipment
       (Less accumulated depreciation
     and amortization of $26,524 at
     March 31, 1996 and $26,344 at
     December 31, 1995)                             14,330                 14,312

Other Assets                                         1,144                  1,145
                                                 ---------              ---------
Total Assets                                     $  47,453              $  47,711
                                                 =========              =========





See notes to financial statements.

                             COMPTRONIX CORPORATION
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                        March 31,                  December 31,
                                                                          1996                         1995
                                                                     --------------               --------------
                                                                       (unaudited)
 Current Liabilities:
      Current maturities of long-term debt                           $      1,559                 $        1,559
      Accounts payable                                                      9,851                          8,158
      Accrued payroll and related expenses                                    976                            876
      Other payables and accruals                                           2,284                          3,270
                                                                     ------------                 --------------
        Total current liabilities                                          14,670                         13,863

 Convertible Subordinated Debentures                                       29,230                         29,230

 Long-term debt, excluding current maturities                              17,516                         17,098

 Stockholders' Equity:
      Redeemable convertible preferred stock Series A-6%  no
          par value per share; authorized 5,000,000 shares;
          issued and outstanding, 1,899,319 shares plus $576
          dividend accretion at March 31, 1996 and 1,899,319
          shares plus $286 dividend accretion at December                  19,570                         19,279
          31, 1995


      Common stock, par value $.01 per share; authorized
          50,000,000 shares; issued 13,298,410 shares at
          March 31, 1996 and at December 31, 1995                             133                            133
      Additional paid-in capital                                           29,765                         29,749
      Accumulated Deficit                                                 (63,431)                       (61,641)
                                                                     ------------                 --------------
       Total Stockholders' Equity/(Deficiency)                            (13,963)                       (12,480)
                                                                     ------------                 --------------
       Total Liabilities and Stockholders' Equity                    $     47,453                 $       47,711
                                                                     ============                 ==============



See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Quarters Ended
                                                                   --------------------------------
                                                                     March 31,          April 2,
                                                                       1996               1995
                                                                   -----------         ------------
                                                                     (in thousands except per share)
Sales                                                               $   23,497         $   27,503

Cost of Sales                                                           22,285             25,273
                                                                    ----------         ----------
Gross Profit                                                             1,212              2,230

Marketing, general and administrative expense                            1,463              1,360
Interest expense - net                                                   1,011                993
Other expense (income)                                                     237               (196)
                                                                    ----------         ----------
                                                                         2,711              2,157
                                                                    ----------         ----------
Net income/(loss)                                                       (1,499)                73


Accrued dividend in kind on preferred stock                                291                234
                                                                    ----------         ----------
Net loss  applicable to common stock                                $   (1,790)        $     (161)
                                                                    ==========         ==========
Net loss per common share                                           $     (.13)        $     (.01)
                                                                    ==========         ==========

Weighted average common shares                                          13,298             12,689
                                                                    ==========         ==========



See notes to financial statements.

                             COMPTRONIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Three Months Ended
                                                                       ---------------------------------
                                                                         March 31,              April 2,
                                                                           1996                   1995
                                                                       ------------            ---------
                                                                                  (in thousands)
    Cash flows from operating activities:
         Net income/(loss)                                             $  (1,499)              $     73
           Adjustments to reconcile net income/(loss) to net cash
           provided by operating activities:
              Loss on sale of assets                                          77                      -
             Depreciation and amortization                                 1,066                  1,378
             Allowance for doubtful accounts                                  87                   (632)
             (Increase)/decrease in accounts receivable - trade           (1,901)                   414
             (Increase)/decrease in inventories                            2,680                   (428)
             (Increase)/decrease  in prepaid exp.and other assets           (539)                   100
             Increase in accounts payable                                  1,700                    853
             Increase in accrued payroll and related expenses                100                    186
             Decrease in other payables and accruals                        (985)                  (119)
                                                                       ---------               --------
                     Net cash provided by operating activities               786                  1,825
                                                                       ---------               --------
    Cash flows from investing activities:
         Capital expenditures, net                                        (1,152)                  (661)
                                                                       ---------               --------
                      Net cash used in investing activities               (1,152)                  (661)
                                                                       ---------               --------
    Cash flows from financing activities:
         Net payments on revolving line of credit                            926                   (859)
         Principal payments on other long term debt                         (508)                  (702)
                                                                       ---------               --------

             Net cash provided by/(used in) financing activities             418                 (1,561)
                                                                       ---------               --------

         Net increase/(decrease) in cash                                      52                   (397)

         Cash, beginning of period                                           225                    397
                                                                       ---------               --------
         Cash, end of period                                           $     277               $      0
                                                                       =========               ========



See notes to financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10- Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been audited by independent accountants, but in the opinion of the Company, contain all adjustments necessary for a fair presentation of the results for the period. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

NOTE 2 - LONG TERM DEBT

In November 1993, the Company obtained a new credit facility with The CIT Group/Business Credit, Inc. The credit facility, as amended, consists of a $34.0 million revolving line of credit secured by accounts receivable and inventory maturing in November 1998 and $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $14.9 million at March 31, 1996 and $15.2 million at December 31, 1995 and total borrowings of $15.0 million and $14.1 million, respectively). The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company is also required to maintain certain financial covenants. As of March 31, 1996, the Company was required to maintain EBITDA (earnings before interest, taxes, depreciation and amorization) of $500,000.
As of March 31, 1996, the Company was in compliance with all covenants, and its actual measure under the EBITDA covenant was $578,000. The quarterly financial covenants for the remainder of 1996 are as follows:

                                  Six Months       Nine Months      Year Ending
                                     Ending           Ending            Ending
                                  June 30, 1996    Sept. 30, 1996   Dec. 31, 1996
                                  -------------    --------------   -------------
EBITDA                            $2.0 million      $4.0 million        N/A

Fixed charge coverage ratio           N/A                N/A         1.0 to 1

Based on the Company's current projections and business plan, management currently believes that the Company will meet the covenants for the year ending December 31, 1996. However, because several significant customers in the telecommunication industry have reduced their near-term production schedules and increased schedules in the third and fourth quarters of 1996 in an effort to reduce their current finished goods inventory levels, there exists the risk that the Company's second quarter sales will be less than first quarter sales and that the Company will not meet the covenants for the six months ending June 30, 1996. To address this risk, the Company has implemented certain measures to make productivity improvements and cost adjustments, including the reduction of headcount by 15% since the beginning of 1996 and reduced overhead expenses. Nevertheless, if the Company does not comply with these covenants, the Company will be required to seek a waiver or amendment to the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. Management also has identified other contingent plans to reduce expenses, if necessary, to remain in compliance with these covenants.

The Company believes that cash generated from operations and with borrowings under its credit facility described above should be sufficient for the Company to meet its obligations during 1996, including debt settlement and trade creditor obligations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL
Comptronix Corporation provides manufacturing services to original equipment manufacturers ("OEMs") in the electronics industry, including producers of computers, computer peripherals, industrial instruments, communications equipment, medical devices and test equipment. The Company operates facilities in Guntersville, Alabama, and in Empalme, Sonora, Mexico.

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

The financial information and the discussion below should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q. This discussion will also address certain factors which are anticipated to effect the Company's 1996 results and financial condition.

RESULTS OF OPERATIONS
Quarter Ended March 31, 1996 and April 2, 1995

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.

                                                                     Quarter Ended
                                                              ---------------------------
                                                              March 31,          April 2,
                                                                1996               1995
                                                              ----------       ----------
                                                                 (%)              (%)
Sales                                                            100.0            100.0

     Cost of Sales                                                94.8             91.9
                                                                 -----            -----
Gross profit                                                       5.2              8.1
     Marketing, general and administrative expense                 6.2              4.9
     Interest expense - net                                        4.3              3.6
     Other income                                                  1.0              (.7)
                                                                 -----            -----
Net income/(loss)                                                 (6.3)              .3

Sales for the first quarter of 1996 were $23.5 million, a decrease of 14.6% as compared to first quarter 1995 sales of $27.5 million. The decrease in sales predominantly relates to unusually severe winter weather, which impacted seven production days during the first quarter of 1996.

Gross profit for the first quarter of 1996 was $1.2 million, 5.2% of sales, as compared to a gross profit of $2.2 million, 8.1% of sales, for the first quarter of 1995. Beginning in the last half of 1995 and continuing through the first quarter of 1996, gross profit has declined as compared to the first quarter of 1995 due to the inefficiencies associated with the consolidation of the Colorado Springs division into the Company's two facilities in Guntersville, Alabama. The Company's ongoing efforts to control costs and improve productivity, however, have resulted in improved gross margins from 4.7% in the fourth quarter of 1995 to 5.2% in the first quarter of 1996, resulting in a 13.7% increase in gross profit dollars as a percentage of sales.

Marketing, general and administrative expenses increased slightly to $1.5 million for the first quarter of 1996, as compared to $1.4 million for the first quarter of 1995 due to continuing marketing efforts targeted to expand the Company's business. Marketing, general and administrative expenses increased to 6.2% of sales for the first quarter of 1996, as compared to 4.9% of sales for the first quarter of 1995 reflecting the lower sales base in the first quarter of 1996.

Interest expense was at $1.0 million for the first quarter of 1996 and for the first quarter of 1995.

Other expense was $.2 million for the first quarter of 1996 as compared to other income of $.2 for the first quarter of 1995. Other income for 1995 includes amortization expense of deferred financing costs which was more than offset by the reversal of reserves relating to previous non-cash charges reserving for bad debts that were subsequently collected. Other expense for 1996 includes amortization expense of deferred financing costs.

The Company's net loss was $1.8 million for the first quarter of 1996 as compared to a net loss of $161,000 for the first quarter of 1995. Net loss per common share was $0.13 (based upon a weighted average of 13,298,000 shares outstanding) in the first quarter of 1996, compared to net loss per common share $0.01 (based upon a weighted average of 12,689,000 shares outstanding) in the first quarter of 1995.


CERTAIN CURRENTLY IDENTIFIABLE FACTORS ANTICIPATED TO AFFECT REMAINING 1996 RESULTS

Based upon the Company's current assessment of its business, there are several currently identifiable factors which are likely to affect the remainder of 1996 operating results. In addition, factors which are likely to affect the Company's liquidity and uses of funds during the remainder of 1996 are discussed below under "Liquidity and Capital Resources".

The Company believes that it has taken several important steps which will improve its results of operations through 1996. First, the Company made the strategic decision to sell its San Jose division to reduce the level of fixed costs that the Company's revenue base must absorb. The sale was completed in late 1994 and significantly reduced the Company's fixed costs throughout 1995. During 1995, the Company consolidated its Colorado Springs division with the Guntersville facilities, further reducing the Company's fixed costs during the later half of 1995. Further, the Company has taken steps to diversify its customer base to reduce, to some extent, the vulnerability it experienced as a result of decreased shipments to the personal computer and medical capital equipment industries beginning in late 1994. It has been the Company's experience that a substantial portion of its revenues comes from its customer base on a recurring basis, but that new business is an important source of revenue to couteract negative conditions that may affect that recurring base of revenue. In January 1996, the Company opened its Empalme, Sonora, Mexico facility. The opening of an offshore contract manufacturing facility will allow the Company to compete in a lower labor cost market.

The Company has also identified certain factors which are likely to effect cost of sales during the remainder of 1996. As described above, the Company has significantly reduced costs and will continue to improve and reduce the overhead component of cost of sales during 1996. The Company believes that its operating expense control and reorganization of its material purchasing and control functions will have a positive impact on cost of sales. In the first quarter of 1996, the Company experienced favorable purchase prices for materials in comparison to amounts charged by suppliers from previous periods during 1995. Although the Company has experienced some component shortages or higher than projected costs from time to time related to the components market, the Company believes that it has been able to maintain the quality of its products and meet its customer schedules to date; however, there can be no assurance that the Company will continue to do so in the future. The Company also believes that the implementation of management information systems to identify areas for improvement in operating efficiencies will facilitate more accurate and timely management decisions.

The Company's backlog of orders on March 31, 1996 totaled approximately $55 million compared to $75 million at the end of 1995. Backlog consists of firm purchase orders which typcially are to be filled within three to twelve months. Since backlog orders may be rescheduled or canceled by payment of cancellation charges, backlog does not necessarily reflect future sales levels.

In March and April of 1996, several significant customers in the telecommunication industry have reduced their near-term production schedules and increased schedules in the third and fourth quarters of 1996 in an effort to reduce their current finished goods inventory levels. Because of this reduction, there exists the risk that the Company's second quarter will be adversely affected.

In addition to these factors which are anticipated to affect the results of operations, the Company continually monitors its liquidity and financial
position.   The Company's primary lender, The CIT Group/Business Credit Inc.
("CIT"), became the Company's primary lender in late 1993 and continues to provide the Company's working capital financing. Because of the factors described above which have affected the results of operations during that period, the Company has had to seek waivers of certain of the covenants contained in the credit agreement with CIT to continue to borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. During early 1996, the Company and CIT reached an agreement on a new set of quarterly and annual financial covenants which are based upon the Company's 1996 business plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made significant progress in reducing its accounts receivable and inventory balances to more acceptable levels, and used the excess working capital to reduce debt. The Company reduced total long-term indebtedness (other than convertible debt) from $44.0 million at December 31, 1992 to $17.5 million at March 31, 1996. Management of the Company recognizes the strategic importance of generating greater working capital from operations and is focusing on improving inventory turns, reducing work in process cycle times and improving asset utilization to measure the Company's future success in this area.

The Company's net cash flows provided by operating activities were $.7 million and $1.8 million in the first three months of 1996 and 1995, respectively. Principally, the 1996 amount reflects lower levels of inventory as compared to the first quarter of 1995.

The Company's net cash flows used in investing activities were $1.2 million and $.7 million in the first three months of 1996 and 1995, respectively. These uses principally relate to additions of machinery and equipment.

The Company's net cash flows provided by financing activities were $.4 million for the first three months of 1996 and principally related to increased levels
on the revolving line of credit.   The net cash flows used by financing
activities were $1.6 million in the first three months of 1995 and principally related to payments on bank debt and settlement and restructuring costs.

In November 1993, the Company obtained a new credit facility with CIT. The credit facility, as amended, consists of a $34.0 million revolving line of credit secured by accounts receivable and inventory maturing in November 1998 and $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $14.9 million at March 31, 1996 and $15.2 million at December 31, 1995 and total borrowings of $15.0 million and $14.1 million, respectively). The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company is also required to maintain certain financial covenants. As of March 31, 1996, the Company was required to maintain EBITDA (earnings before interest, taxes, depreciation and amorization) of $500,000. As of March 31, 1996, the Company was in compliance with all covenants, and its actual measure under the EBITDA covenant was $578,000. The quarterly financial covenants for the remainder of 1996 are as follows:

                                  Six Months       Nine Months      Year Ending
                                     Ending           Ending            Ending
                                  June 30, 1996    Sept. 30, 1996   Dec. 31, 1996
                                  -------------    --------------   -------------
EBITDA                            $2.0 million     $4.0 million             N/A

Fixed charge coverage ratio              N/A              N/A          1.0 to 1

Based on the Company's current projections and business plan, management currently believes that the Company will meet the covenants for the year ending December 31, 1996. However, because several significant customers in the telecommunication industry have reduced their near-term production schedules and increased schedules in the third and fourth quarters of 1996 in an effort to reduce their current finished goods inventory levels, there exists the risk that the Company's second quarter sales will be less than first quarter sales and that the Company will not meet the covenants for the six months ending June 30, 1996. To address this risk, the Company has implemented certain measures to make productivity improvements and cost adjustments, including the reduction of headcount by 15% since the beginning of 1996 and reduced overhead expenses. Nevertheless, if the Company does not comply with these covenants, the Company will be required to seek a waiver or amendment to the CIT Credit Agreement in order to continue borrowing under such agreement and to avoid potential acceleration of the indebtedness outstanding. Management also has identified other contingent plans to reduce expenses, if necessary, to remain in compliance with these covenants.

In November 1993, the Company's bank lenders agreed to retain a four (4) year term loan of $3.0 million secured by one of the Company's manufacturing facilities in Guntersville, Alabama. At March 31, 1996 the amounts outstanding under the term loan were $2.2 million.

EBITDA
The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $.6 million and $2.5 million for the first quarter of 1996 and 1995, respectively. The Company presents EBITDA as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain parties find it to be a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for GAAP operating and cash flow data. Management, however, believes that EBITDA does supplement this information for several reasons. First, EBITDA supplements data regarding the Company's cash flow because EBITDA is the principal performance covenant in the CIT Credit Agreement. In addition, the Company also has made significant investments in capital equipment, primarily through borrowings. Therefore, the Company is incurring a significant amount of depreciation on this equipment reflected in its results of operations. As a result, the Company believes that information with respect to EBITDA should be read in conjunction with the discussion of results of operations and the discussion of liquidity and capital resources.

Part II - OTHER INFORMATION




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule (for SEC use only).



         (b)     Reports on Form 8-K

                 None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMPTRONIX CORPORATION
                                          (Registrant)




Date:  May 15, 1996
                                          By:  /s/ E. Townes Duncan
                                             -----------------------------
                                                   E. Townes Duncan
                                                   Chairman of the Board




                                          By:  /s/ Joseph G. Andersen
                                             -----------------------------
                                                   Joseph G. Andersen
                                                   Chief Financial Officer

                              INDEX TO EXHIBITS



              27 - Financial Data Schedule (for SEC use only)