Form 10-Q
period 1996-06-30
COMPTRONIX CORPORATION
filed 1996-08-14
CIK 848462

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                -----    -----

                     Commission file number     0-17743
                                                -------
                             COMPTRONIX CORPORATION
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                    63-0860282
- --------------------------------        ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation  or Organization)

  Three Maryland Farms, Suite 140
        Nashville, Tennessee                         37027
- ----------------------------------------      -------------------
(Address of Principal Executive Offices)           (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (615) 377-3330
                                                        --------------

                                      N/A
- -------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

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
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                            ---        ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 13,163,410 as of August 13, 1996

                         PART I.  FINANCIAL INFORMATION
                    ITEM I.  CONDENSED FINANCIAL STATEMENTS
                      COMPTRONIX CORPORATION -- SEE NOTE 3
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                         June 30,                   December 31,
                                                          1996                         1995
                                                       ------------                 ------------
                                                        (unaudited)
 Current Assets:
     Cash and cash equivalents                          $   183                      $   225

     Accounts receivable, net                             8,948                       13,042
     Inventories                                         13,339                       18,165
     Other current assets                                 1,844                          822
                                                        -------                      -------

 Total Current Assets                                    24,314                       32,254


 Property, Plant and Equipment
     (Less accumulated depreciation and
     amortization of $26,789 at June 30, 1996 and
     $26,344 at December 31, 1995)
                                                         14,011                       14,312

 Other Assets                                             1,082                        1,145
                                                        -------                      -------

 Total Assets                                           $39,407                      $47,711
                                                        =======                      =======



See notes to financial statements.

                      COMPTRONIX CORPORATION -- SEE NOTE 3
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                 June 30,          December 31,
                                                                   1996               1995
                                                                 -----------        ---------
                                                                 (unaudited)
 Current Liabilities:

     Current maturities of long-term debt                          $ 15,300          $ 1,559

     Accounts payable                                                 9,456            8,158

     Accrued payroll and related expenses                               740              876

     Other payables and accruals                                      2,154            3,270
                                                                   --------          -------
         Total current liabilities                                   27,650           13,863


 Convertible Subordinated Debentures                                 29,230           29,230

 Long-term debt, excluding current maturities                            -            17,098

 Stockholders' Deficit:
    Redeemable convertible preferred stock Series
       A-6%, no par value per share; authorized
       5,000,000 shares; issued and outstanding,
       1,986,468 shares plus $871 dividend
       accretion at June 30, 1996 and 1,899,319
       shares plus $286 dividend accretion at
       December 31, 1995                                             19,865           19,279

    Common stock, par value $.01 per share;
       authorized 50,000,000 shares; issued
       13,298,410 shares at June 30, 1996 and
       13,298,410 at December 31, 1995
                                                                        133              133

    Additional paid-in capital                                       29,779           29,749
    Accumulated deficit                                             (67,250)         (61,641)
                                                                   --------          -------
       Total Stockholders' Deficit                                  (17,473)         (12,480)
       Total Liabilities and Stockholders'                         --------          -------
       Deficit                                                     $ 39,407          $47,711
                                                                   ========          =======


See notes to financial statements.

                      COMPTRONIX CORPORATION -- SEE NOTE 3
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                             Quarters Ended
                                                                     --------------------------------
                                                                       June 30,               July 2,
                                                                         1996                  1995
                                                                     -----------             ---------
                                                                     (in thousands except per share)
 Sales                                                                 $17,768                 $22,737

 Cost of sales                                                          18,777                  21,475
                                                                       -------                 -------
 Gross profit (loss)                                                    (1,009)                  1,262

 Marketing, general and administrative expense                           1,544                   1,798

 Interest expense -- net                                                   952                     938

 Other expense                                                              19                     125
                                                                       -------                 -------
                                                                         2,515                   2,861
                                                                       -------                 -------
 Net loss                                                               (3,524)                 (1,599)

 Accrued dividend in kind on preferred stock
                                                                           295                     277
                                                                       -------                 -------
 Net loss applicable to common stock                                   $(3,819)                $(1,876)
                                                                       =======                 =======
 Net loss per common share                                             $ (0.29)                $ (0.14)
                                                                       =======                 =======
 Weighted average common shares                                         13,298                  13,263
                                                                       =======                 =======


See notes to financial statements.

                      COMPTRONIX CORPORATION -- SEE NOTE 3
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Six Months Ended
                                                  ------------------------------
                                                       June 30,         July 2,
                                                        1996             1995
                                                  ---------------    ------------
                                                  (in thousands except per share)
 Sales                                                  $41,265       $50,240

 Cost of sales                                           41,062        46,750
                                                        -------       -------
 Gross profit                                               203         3,490

 Marketing, general and administrative expense            3,007         3,153

 Interest expense -- net                                  1,967         1,931

 Other expense (income)                                     251           (69)
                                                        -------       -------
                                                          5,225         5,015
                                                        -------       -------
 Net loss                                                (5,022)       (1,525)

 Accrued dividend in kind on preferred stock                586           512
                                                        -------       -------
 Net loss applicable to common stock                    $(5,608)      $(2,037)
                                                        =======       =======
 Net loss per common share                              $ (0.42)      $ (0.16)
                                                        =======       =======
 Weighted average common shares                          13,298        12,975
                                                        =======       =======


See notes to financial statements.

                      COMPTRONIX CORPORATION -- SEE NOTE 3
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                  Six Months Ended
                                                                         ----------------------------------
                                                                           June 30,                July 2,
                                                                            1996                    1995
                                                                         ------------            ----------
                                                                         (in thousands except per share)
 Cash flows from operating activities:

    Net loss                                                                $(5,022)               $(1,525)

       Adjustments to reconcile net loss to net cash provided by operating activities:

           Estimated loss on sale of excess capacity                              -                      -

           Depreciation and amortization                                      2,044                  2,702

           Allowance for doubtful accounts                                       99                   (618)

           Decrease in accounts receivable -- trade                           3,996                  2,450

           Decrease in inventories                                            4,826                    850

           (Increase) decrease in prepaid exp. and other
              assets                                                         (1,023)                   334

           Increase (decrease) in accounts payable                            1,301                 (1,682)

           Increase in accrued payroll and related expenses
                                                                               (106)                    62

           Increase (decrease) in other payables and
              accruals                                                       (1,116)                   816
                                                                            -------                -------
              Net cash provided by operating activities                       4,999                  3,389
                                                                            -------                -------
 Cash flows from investing activities:

    Capital expenditures, net                                                (1,684)                  (813)
                                                                            -------                -------
              Net cash used in investing activities                          (1,684)                  (813)
                                                                            -------                -------

 Cash flows from financing activities:

    Payment of settlement and restructuring costs                                 -                      -

    Net payments on revolving line of credit                                 (2,355)                (1,561)

    Principal payments on other long term debt                               (1,002)                (1,412)

    Proceeds from issuance of common stock                                        -                      -
                                                                            -------                -------
                 Net cash used in financing activities                       (3,357)                (2,973)
                                                                            -------                -------

    Net decrease in cash                                                        (42)                  (397)

    Cash, beginning of period                                                   225                    397

    Cash, end of period                                                     -------                -------
                                                                            $   183                $     0
                                                                            =======                =======

See notes to financial statements.

                      COMPTRONIX CORPORATION -- SEE NOTE 3
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10- Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been audited by independent accountants, but in the opinion of the Company, contain all adjustments necessary for a fair presentation of the results for the period. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

NOTE 2 -- SECURED DEBT

In November 1993, the Company obtained a new credit facility with CIT Group/Business Credit, Inc. ("CIT"). The new credit facility, as amended, consists of a $34.0 million revolving line of credit secured by accounts receivable and inventory maturing in 1998 and a $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $11.2 million at June 30, 1996 and $15.2 million at December 31, 1995 and total borrowings of $11.7 million and $14.1 million, respectively). The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company also is required to maintain certain financial covenants. As of June 30, 1996, the Company failed to meet the EBITDA covenant in its credit agreement with CIT. Because the Company did not receive a waiver therefor, it has presented its CIT and bank borrowings as current indebtedness.

NOTE 3 -- CHAPTER 11 PROCEEDING

Because of the Company's second quarter performance, the Company did not meet the required EBITDA covenant for the six months ended June 30, 1996 in its credit facility with CIT. In addition, because of the reduced level of sales, the Company's borrowings exceeded the availability computed in accordance with the formula described above. After discussions, the Company and CIT were unable to reach an agreement on terms for continued lending and a waiver of covenants in the credit agreement for the Company's second quarter performance. Therefore, on August 8, 1996, the Company filed a Voluntary Petition for Reorganization Under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (the "Chapter 11 Proceeding").

In general, commencement of the Chapter 11 Proceeding constituted an event of default under the Company's lending agreements. However, under Chapter 11, actions to collect claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in- possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Actions relative to claims secured against the Company's assets ("secured claims") also are stayed by the bankruptcy filing, although the holders of such claims have the right to move the court for relief from stay. Secured claims are secured primarily by liens on the Company's accounts receivable, inventory and property, plant and equipment. Substantially all unsecured liabilities of the Company as of the petition date are subject to compromise under a plan of reorganization which has not yet been completed; when completed, the plan of reorganization must be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court. In the Chapter 11 Proceeding, claims of unsecured creditors are entitled to be paid in full prior to the equity holders of the Company receiving any value under a plan of reorganization. Because of the levels of the Company's unsecured claims and indebtedness, there exists a significant likelihood that holders of unsecured debt and claims will receive substantially less than the full amount of their claims and equity holders may not, therefore, be entitled to any value in a plan of reorganization.

To finance the Company's operations during the initial phase of the Chapter 11 Proceeding, the Company and CIT have entered into an agreed order pursuant to which the Company will be permitted to use its cash from operations to fund its business at least through August 30, 1996, which may be extended through agreement of the parties or order of the Bankruptcy Court. The Company is also soliciting proposals for debtor-in-possession financing from CIT and other potential lenders. There can be no assurance that the Company will be successful in obtaining debtor-in-possession financing; nevertheless, the Company has developed a business plan for operating using its cash from operations to the extent permitted in the Chapter 11 Proceeding.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

Comptronix Corporation (the "Company") provides manufacturing services to original equipment manufacturers in the electronics industry, including producers of computers, computer peripherals, industrial instruments, communications equipment, medical devices and test equipment. The Company operates facilities in Guntersville, Alabama, and in Empalme, Sonora, Mexico.

On August 8, 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Middle District of Tennessee, Case Number 396-06840 (the "Chapter 11 Proceeding"). The Company is managing its business as debtor-in-possession. See " -- Certain Currently Identifiable Factors Anticipated to Affect Remaining 1996 Results," " -- Liquidity and Capital Resources" and Note 3 of Notes to the Unaudited Condensed Financial Statements.

The Company has incurred operating losses during the last seven years. Operating results are generally affected by a number of factors, including the relative mix of high volume/lower margin business and lower volume/higher margin business, price competition, raw material costs, labor efficiencies, the degree of automation that can be used in the assembly process and the efficiencies achieved by the Company in managing inventories and fixed assets. The Company's future success will depend, in part, on its ability to develop a restructuring plan under the Chapter 11 Proceeding, to maintain its current, or establish new, lending relationships, to meet its ongoing obligations to its suppliers and to continue to provide quality, on-time products and services to its customers.

The financial information and the discussion below should be read in conjunction with the unaudited financial statements and notes thereto included in this Form 10-Q. This discussion will also address certain factors which are anticipated to effect the Company's 1996 results and financial condition.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 and July 2, 1995

The following table sets forth for the period indicated the percentage of sales of certain items in the Statement of Operations.

                                                             Quarter Ended
                                                          -------------------
                                                          June 30,     July 2,
                                                            1996        1995
                                                          -------      -------
                                                            (%)           (%)
 Sales                                                     100.0         100.0
    Cost of sales                                          105.7          94.4
                                                           -----         -----
 Gross profit (loss)                                        (5.7)          5.6

     Marketing, general and administrative expense           8.7           7.9
     Interest expense -- net                                 5.3           4.1
     Other expense                                            .1            .6
                                                           -----         -----
 Net income (loss)                                         (19.8)         (7.0)

Sales for the second quarter of 1996 were $17.8 million, a decrease of 21.6% as compared to second quarter 1995 sales of $22.7 million. The decrease in sales predominantly relates to the significant reduction by several large customers in the telecommunications industry of their production schedules for the second quarter of 1996 citing the need to reduce their finished goods inventory levels.

Gross loss for the second quarter of 1996 was $1.0 million as compared to a gross profit of $1.2 million for the second quarter of 1995. The gross loss was primarily due to the reductions in sales and production schedules by several large customers as described above. The effect of the reduction in sales was exacerbated because the Company was not able to reduce labor costs as quickly as its customers reduced their production schedules and because the Company needed to maintain its manufacturing resources to meet its customer needs at the time they anticipated their production schedules would increase. In addition, the Company incurred significant costs for reserves related to excess or unallocated inventory during the 1996 period.

Marketing, general and administrative expenses decreased to $1.5 million for the second quarter of 1996 as compared to $1.8 million for the second quarter of 1995, but remained relatively constant compared to the first quarter of 1996, reflecting the Company's continued sales efforts. Marketing, general and administrative expenses increased to 8.7% of sales for the second quarter of 1996 as compared to 7.9% of sales for the second quarter of 1995 reflecting the lower sales base in the second quarter of 1996.

Interest expense was at $952,000, 5.3% of sales, for the second quarter of 1996 as compared to $938,000, 4.1% of sales, for the second quarter of 1995.

Other expense was $19,000 for the second quarter of 1996 as compared to other expense of $125,000 for the second quarter of 1995. Other expense includes amortization expense of deferred financing costs.

The Company's net loss was $3.5 million for the second quarter of 1996 as compared to a net loss of $1.6 million for the second quarter of 1995. Net loss per common share was $0.29 (based upon a weighted average of 13,298,000 shares outstanding) in the second quarter of 1996 compared to net loss per common share $0.14 (based upon a weighted average of 13,263,000 shares outstanding) in the second quarter of 1995.

Six Months Ended June 30, 1996 and July 2, 1995

The following table sets forth for the period indicated the percentage of sales of certain items in the Statement of Operations.


                                                             Six Months Ended
                                                        ----------------------------
                                                        June 30,            July 2,
                                                          1996               1995
                                                        --------            -------
                                                          (%)                (%)
 Sales                                                   100.0               100.0

    Cost of sales                                         99.5                93.1
                                                         -----               -----
 Gross profit (loss)                                        .5                 6.9

     Marketing, general and administrative expense         7.3                 6.2

     Interest expense -- net                               4.8                 3.8

     Other expense (income)                                 .6                 (.1)
                                                         -----                ----
 Net income (loss)                                       (12.2)               (3.0)

Sales for the first half of 1996 were $41.3 million, a decrease of 17.7% as compared to first half 1995 sales of $50.2 million. The decrease in sales predominantly relates to the significant reduction by several large customers in the telecommunications industry of their production schedules for the second quarter of 1996 citing the need to reduce their finished goods inventory levels.

Gross profit for the first half of 1996 was $203,000, 0.5% of sales, as compared to a gross profit of $3.5 million, 6.9% of sales, for the first half of 1995. Gross profit declined as compared to the second half of 1995 due to the decrease in sales and production schedules by several large customers as described above in the second quarter of 1996. The effect of the reduction in sales was exacerbated because the Company was not able to reduce labor costs as quickly as its customers reduced their production schedules and because the Company needed to maintain its manufacturing resources to meet its customer needs at the time they anticipated their production schedules would increase. In addition, the Company incurred significant costs for reserves related to excess or unallocated inventory during the 1996 period.

Marketing, general and administrative expenses decreased to $3.0 million for the first half of 1996 as compared to $3.1 million for the first six months of 1995. Marketing, general and administrative expenses increased to 7.3% of sales for the first half of 1996 as compared to 6.2% of sales for the first half of 1995 reflecting the lower sales base in the first half of 1996.

Interest expense was at $2.0 million, 4.8% of sales, for the first half of 1996 as compared to $1.9 million, 3.8% of sales, for the first half of 1995.

Other expense was $251,000 for the first half of 1996 as compared to other income of $69,000 for the first half of 1995. Other expense for 1996 includes amortization expense of deferred financing costs. Other income for 1995 includes amortization expense of deferred financing costs which was more than offset by the reversal of reserves relating to previous non-cash charges reserving for bad debts that were subsequently collected.

The Company's net loss was $5.0 million for the first half of 1996 as compared to $1.5 million for the first half of 1995. Net loss per common share was $0.42 (based upon a weighted average of 13,298,000 shares outstanding) in the first half of 1996 compared to net loss per common share $0.16 (based upon a weighted average of 12,975,000 shares outstanding) in the first half of 1995.

CERTAIN CURRENTLY IDENTIFIABLE FACTORS ANTICIPATED TO AFFECT REMAINING 1996 RESULTS

Based upon the Company's current assessment of its business, there are certain currently identifiable factors which are likely to affect the remainder of 1996 operating results. In addition, factors which are likely to affect the Company's liquidity and uses of funds during the remainder of 1996 are discussed below under "Liquidity and Capital Resources."

As described above, several large customers in the telecommunications industry reduced their production schedules for the second quarter of 1996 citing the need to reduce their finished goods inventory levels. This reduction was even more significant than expected and was the principal factor in the sales decline for the second quarter of 1996. The Company had anticipated an increase in shipments to these customers for the second half of 1996, but shipment levels have continued at second quarter levels to date, and the Company is unable to forecast with confidence when demand from these customers will increase. During the next several months, the Company's focus will remain on reducing overhead and other costs to match the Company's anticipated level of sales while maintaining the resources necessary to continue to provide responsive, high quality manufacturing services to its customers.

The Company concluded that the Chapter 11 Proceeding was the best alternative to protect the value of the Company and its business. The Chapter 11 Proceeding will allow the Company to continue operating while it considers strategic alternatives, including the sale of the Company, and develops a restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the filing of the Chapter 11 Proceeding, the Company made significant progress in reducing debt. The Company reduced total indebtedness (other than convertible debt) from $44.0 million at December 31, 1992 to $15.3 million at June 30, 1996.

The Company's net cash flows provided by operating activities were $5.0 million and $3.4 million in the first six months of 1996 and 1995, respectively. Principally, the 1996 amount reflects lower levels of inventory as compared to the first six months of 1995.

The Company's net cash flows used in investing activities were $1.7 million and $0.8 million in the first six months of 1996 and 1995, respectively. These uses principally relate to additions of machinery and equipment.

The Company's net cash flows used in financing activities were $3.4 million for the first six months of 1996 and principally related to payments of debt. The net cash flows used by financing activities were $3.0 million in the first six months of 1995 and principally related to payments of debt.

In November 1993, the Company obtained a new credit facility with CIT. The credit facility, as amended, consists of a $34.0 million revolving line of credit secured by accounts receivable and inventory maturing in November 1998 and $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $11.2 million at June 30, 1996 and $15.2 million at December 31, 1995 and total borrowings of $11.7 million and $14.1 million, respectively).
The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company is also required to maintain certain financial covenants. For the six months ended June 30, 1996, the Company was required to maintain EBITDA (earnings before interest, taxes, depreciation and amortization) of $2.0 million.

Because of the decline in sales discussed above, the Company did not meet the required EBITDA covenant for the six months ended June 30, 1996. In addition, because of the reduced level of sales, the Company's borrowings exceeded the availability computed in accordance with the formula described above. After discussions, the Company and CIT were unable to reach an agreement on terms for continued lending and a waiver of covenants in the credit agreement for the Company's second quarter performance. Therefore, on August 8, 1996, the Company filed the Chapter 11 Proceeding.

In general, commencement of the Chapter 11 Proceeding constituted an event of default under the Company's lending agreements. However, under Chapter 11, actions to collect claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in- possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Actions relative to claims secured against the Company's assets ("secured claims") also are stayed by the bankruptcy filing, although the holders of such claims have the right to move the court for relief from stay. Secured claims are secured primarily by liens on the Company's accounts receivable, inventory and property, plant and equipment.
Substantially all unsecured liabilities of the Company as of the petition date are subject to compromise under a plan of reorganization which has not yet been completed; when completed, the plan of reorganization must be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court. In the Chapter 11 Proceeding, claims of unsecured creditors are entitled to be paid in full prior to the equity holders of the Company receiving any value under a plan of reorganization. Because of the levels of the

Company's unsecured claims and indebtedness, there exists a significant likelihood that holders of unsecured debt and claims will receive substantially less than the full amount of their claims and equity holders may not, therefore, be entitled to any value in a plan of reorganization.

To finance the Company's operations during the initial phase of the Chapter 11 Proceeding, the Company and CIT have entered into an agreed order pursuant to which the Company will be permitted to use its cash from operations to fund its business at least through August 30, 1996, which may be extended through agreement of the parties or order of the Bankruptcy Court. A copy of the Agreed Order is filed as Exhibit 10.1 hereto. The Company is also soliciting proposals for debtor-in-possession financing from CIT and other potential lenders. There can be no assurance that the Company will be successful in obtaining debtor-in-possession financing; nevertheless, the Company has developed a business plan for operating using its cash from operations to the extent permitted in the Chapter 11 Proceeding.

In November 1993, the Company's bank lenders agreed to retain a four (4) year term loan of $3.0 million secured by one of the Company's manufacturing facilities in Guntersville, Alabama. At June 30, 1996 the amounts outstanding under the term loan were $1.9 million.

EBITDA

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was a loss of $1.6 million and income of $3.1 million for the first six months of 1996 and 1995, respectively. The Company presents EBITDA as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain parties find it to be a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for GAAP operating and cash flow data. Management, however, believes that EBITDA does supplement this information for several reasons. First, EBITDA supplements data regarding the Company's cash flow because EBITDA is the principal performance covenant in the CIT Credit Agreement. In addition, the Company also has made significant investments in capital equipment, primarily through borrowings. Therefore, the Company is incurring a significant amount of depreciation on this equipment reflected in its results of operations. As a result, the Company believes that information with respect to EBITDA should be read in conjunction with the discussion of results of operations and the discussion of liquidity and capital resources.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 8, 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the Middle District of Tennessee, Case Number 396-06840. The Company is managing its business as debtor-in-possession. See the Current Report on Form 8-K, dated August 9, 1996, filed with the Securities and Exchange Commission on August 9, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) As discussed above, the Company failed to meet the covenants in its credit agreement with CIT and has been unable to reach agreement with CIT for continued lending and a waiver of covenants pursuant to such credit agreement for the Company's second quarter performance; however, the Company entered into an Agreed Order with CIT which will allow the Company to use its cash from operations to fund its business at least through August
                30, 1996. See Exhibit 10.1 hereto. See Note 3 to Unaudited Financial Statements. As of August 4, 1996, the amount of indebtedness owed under the CIT credit agreement was approximately $12.3 million.

         (b) The Company did not declare or pay the regular semi-annual dividend on the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), the scheduled payment date for which was April 1, 1996. However, the dividend of $0.30 per share, which may be paid in cash or in additional shares of Preferred Stock shall accumulate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 10.1 Stipulation and Consent Order Authorizing the Company to Use Cash Collateral, dated August 9, 1996, by and between the Company and CIT

                 27.    Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1996; however, the Company filed a Current Report on Form 8-K, dated August 9, 1996, to report the filing by the Company of the Chapter 11 Proceeding pursuant to Item 3 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPTRONIX CORPORATION
                                        (Registrant)


Date: August 13, 1996                   By: /s/ E. Townes Duncan
                                           -------------------------------
                                        E. Townes Duncan
                                        Chairman of the Board


                                        By: /s/ Joseph G. Andersen
                                           -------------------------------
                                        Joseph G. Andersen
                                        Chief Financial Officer