Form 10-Q
period 1996-09-29
COMPTRONIX CORPORATION
filed 1996-11-13
CIK 848462

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ........... TO ..........

                         COMMISSION FILE NUMBER 0-17743

                             COMPTRONIX CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      63-0860282
  (State or jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)


       COMPTRONIX CORPORATION                           37027
         5123 VIRGINIA WAY                            (Zip Code)
            UNIT C22
       NASHVILLE, TENNESSEE
(Address of principal executive offices)





      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (615) 377-3330
                                                            --------------

                      ------------------------------------


                                      N/A
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X         No
      -------           -----
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                          ------    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                       13,902,447 as of November 12, 1996
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                     ITEM I. CONDENSED FINANCIAL STATEMENTS
                             COMPTRONIX CORPORATION
                              DEBTOR-IN-POSSESSION
                                 BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                         September 29,  December 31,
                                                             1996           1995
                                                         -------------  ------------
                                                          (unaudited)
Current Assets:
         Cash and cash equivalents                          $   910      $   225
         Accounts receivable, net                             6,156       13,042
         Inventories                                          6,642       18,165
         Other current assets                                 1,977          822
                                                            -------      -------
Total Current Assets                                         15,685       32,254
Property, Plant and Equipment
         (Less accumulated depreciation and
         amortization of $27,712 at
         September 29, 1996 and $26,344 at

         December 31, 1995)                                   7,100       14,312
Other Assets                                                      3        1,145
                                                            -------      -------
Total Assets                                                $22,788      $47,711
                                                            =======      =======


See notes to financial statements.

                             COMPTRONIX CORPORATION
                              DEBTOR-IN-POSSESSION
                            CONDENSED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                  September 29,   December 31,
                                                      1996           1995
                                                  -------------   ------------
                                                   (unaudited)
Current Liabilities:
       Current maturities of long-term debt          $   --        $  1,559
       Secured debt                                    12,575          --
       Accounts payable                                   627         8,158
       Accrued payroll and related expenses               406           876
       Other payables and accruals                        284         3,270
                                                     --------      --------
         Total current liabilities                     13,892        13,863
Convertible Subordinated Debentures                      --          29,230
Long-term debt, excluding current maturities             --          17,098
Liabilities Subject to Compromise                      41,842          --
Stockholders' Deficit:

       Redeemable convertible preferred stock
         Series A-6%, no par value per share;
         authorized 5,000,000 shares; issued and
         outstanding, 1,899,319 shares plus
         $1,021 dividend accretion at September
         29, 1996 and 1,899,319 shares plus
         $286 dividend accretion at December
         31, 1995                                      20,014        19,279
       Common stock, par value $.01 per share;
         authorized 50,000,000 shares; issued
         13,298,410 shares at September 29,
         1996 and 13,298,410 at December 31,
         1995                                             133           133
Additional paid-in capital                             29,794        29,749
Accumulated deficit                                   (82,887)      (61,641)
                                                     --------      --------
       Total Stockholders' Deficit                    (32,946)      (12,480)
                                                     --------      --------
       Total Liabilities and Stockholders' Deficit   $ 22,788      $ 47,711
                                                     ========      ========

See notes to financial statements.

                             COMPTRONIX CORPORATION
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Quarters Ended
                                                ----------------------------
                                                September 29,    October 1,
                                                    1996           1995
                                                -------------    ----------
                                               (in thousands except per share)
Sales                                             $ 11,450        $ 19,282
Cost of Sales                                       13,810          17,583
                                                  --------        --------
Gross profit/(loss)                                 (2,360)          1,699
Marketing, general and administrative expense        1,577           1,316
Interest expense -- net                                588             923
Special charge                                       9,855            --
Other (income)/expense                               1,109              (8)
                                                  --------        --------
                                                    13,129           2,231
                                                  --------        --------
Net loss                                           (15,489)           (532)
Accrued dividend in kind on preferred stock            149             293
                                                  --------        --------
Net loss applicable to common stock               $(15,638)       $   (825)
                                                  ========        ========
Net loss per common share                         $  (1.18)       $  (0.06)
                                                  ========        ========
Weighted average common shares                      13,298          13,293
                                                  ========        ========


See notes to financial statements.

                             COMPTRONIX CORPORATION
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                       Nine Months Ended
                                                ------------------------------
                                                September 29,       October 1,
                                                    1996               1995
                                                -------------       ----------
                                               (in thousands except per share)
Sales                                              $ 52,715          $ 69,523
Cost of Sales                                        54,872            64,332
                                                   --------          --------
Gross profit/(loss)                                  (2,157)            5,191
Marketing, general and administrative expense         4,584             4,469
Interest expense -- net                               2,555             2,855
Special charge                                        9,855              --
Other (income)/expense                                1,360               (76)
                                                   --------          --------
                                                     18,354             7,248
                                                   --------          --------
Net loss                                            (20,511)           (2,057)
Accrued dividend in kind on preferred stock        $    735          $    804
                                                   --------          --------
Net loss applicable to common stock                $(21,246)         $ (2,861)
                                                   ========          ========
Net loss per common share                          $  (1.60)         $  (0.22)
                                                   ========          ========
Weighted average common shares                       13,298            13,080
                                                   ========          ========


See notes to financial statements.

                             COMPTRONIX CORPORATION
                              DEBTOR-IN-POSSESSION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    Nine Months Ended
                                                            ------------------------------
                                                             September 29,       October 1,
                                                                 1996               1995
                                                            -------------       ----------
                                                                    (in thousands)
Cash flows from operating activities:

     Net loss                                                 $(20,511)         $ (2,057)
         Adjustments to reconcile net loss to net cash
         provided by operating activities:

             Special charge                                      9,855              --
             Depreciation and amortization                       4,009             3,907
             Allowance for doubtful accounts                       (45)             (597)
             Decrease in accounts receivable - trade             6,247             3,300
             Decrease in inventories                             8,363            (3,915)
             (Increase)/decrease in prepaid exp. and other
                  assets                                        (1,155)              227
             Increase in accounts payable                        2,946             1,132
             Decrease in accrued payroll and related
                  expenses                                        (289)              (54)
             Increase/(decrease) in other payables and
                  accruals                                      (1,035)              405
                                                              --------          --------
                  Net cash provided by operating activities      8,385             2,348
                                                              --------          --------
Cash flows from investing activities:

     Capital expenditures, net                                  (1,618)             (950)
                                                              --------          --------
         Net cash used in investing activities                  (1,618)             (950)
                                                              --------          --------
Cash flows from financing activities:

     Net payments on revolving line of credit                   (5,042)              351
     Principal payments on other long term debt                 (1,040)           (2,130)
                                                              --------          --------
         Net cash used in financing activities                  (6,082)           (1,779)
                                                              --------          --------
     Net decrease in cash                                          685              (381)
     Cash, beginning of period                                     225               397
                                                              --------          --------
     Cash, end of period                                      $    910          $     16
                                                              ========          ========

See notes to financial statements.

                      COMPTRONIX CORPORATION - SEE NOTE 3
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 29, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements (and all other information in this report) have not been audited by independent accountants, but in the opinion of the Company, contain all adjustments necessary for a fair presentation of the results for the period. The results of operations for the nine month period ended September 29, 1996 are not necessarily indicative of the results of operations for the year ending December 31, 1996.

NOTE 2 - SECURED DEBT

In November 1993, the Company obtained a credit facility with CIT Group/Business Credit, Inc. ("CIT"). The credit facility, as amended, consists of a $34.0 million revolving line of credit secured by accounts receivable and inventory maturing in 1998 and a $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $7.9 million at September 29, 1996 and $15.2 million at December 31, 1995 and total borrowings of $9.0 million and $14.1 million, respectively). The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company also is required to maintain certain financial covenants. As of June 30, 1996, the Company failed to meet the EBITDA covenant in its credit agreement with CIT. In November 1993, the Company's bank lenders agreed to retain a four (4) year term loan of $3.0 million secured by one of the Company's manufacturing facilities in Guntersville, Alabama. At September 29, 1996 the amounts outstanding under the term loan were $1.9 million. Because the Company did not receive a waiver for the covenant violations, it has presented CIT and bank borrowings as current indebtedness.

NOTE 3 - CHAPTER 11 PROCEEDING

Because of the Company's second quarter performance, the Company did not meet the required EBITDA covenant for the six months ended June 30, 1996 in its credit facility with CIT. In addition, because of the reduced level of sales, the Company's borrowings exceeded the availability computed in accordance with the formula described above. After discussions, the Company and CIT were unable to reach an agreement on terms for continued lending and a waiver of covenants in the credit agreement for the Company's second quarter performance. Therefore, on August 8, 1996, the Company filed a Voluntary Petition for Reorganization Under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court (the "Chapter 11 Proceedings").

In general, commencement of the Chapter 11 Proceeding constituted an event of default under the Company's lending agreements. However, under Chapter 11, actions to collect claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Actions relative to claims secured against the Company's assets ("secured claims") also are stayed by the bankruptcy filing, although the holders of such claims have the right to move the court for relief from stay. Secured claims are secured primarily by liens on the Company's accounts receivable, inventory and property, plant and equipment. Substantially all unsecured liabilities of the Company as of the petition date are subject to compromise under a plan of reorganization which has not yet been completed. In the Chapter 11 Proceeding, claims of unsecured creditors are entitled to be paid in full prior to the equity holders of the Company receiving any value under a plan of reorganization. Because of the levels of the Company's unsecured claims and indebtedness, holders of unsecured debt and claims will receive substantially less than the full amount of their claims and equity holders will not, therefore, be entitled to any value in a plan of reorganization. To finance the Company's operations during the initial phase of the Chapter 11 Proceeding, the Company and CIT entered into an agreed order pursuant to which the Company was permitted to use its cash from operations to fund its business.

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE

Payment or other disposition of the secured and unsecured liabilities of the Company existing as of the petition date is deferred until a plan of reorganization has been approved by the Company's creditors and confirmed by the Bankruptcy Court.

As of September 29, 1996, the Company's books and records reflected unsecured liabilities subject to compromise as follows:

     Convertible Subordinated Debentures                               29,230
     Accrued Interest on Convertible Subordinated Debentures              865
     Pre-petition Accounts Payable Trade                               10,480
     Other Liabilities                                                  1,267
                                                                       ------
                                                                       41,842
                                                                       ======


NOTE 5 - SUBSEQUENT EVENT - SALE OF SUBSTANTIALLY ALL ASSETS

On November 1, 1996, the Company consummated the previously reported sale of substantially all of its assets to Sanmina Corporation ("Sanmina"), pursuant to an Asset Purchase Agreement. The proceeds from the sale and cash on hand totaled $19.4 million. Approximately $14.3 million of such amounts was used to repay the secured creditors of the Company, and the balance (after payment of expenses) will be used to pay the claims of unsecured creditors, including holders of the Company's convertible subordinated debentures, at the rate of approximately ten cents to twelve cents on the dollar, upon consummation of a plan in the Company's bankruptcy case. The Company recorded a special charge of $9.8 million in the third quarter to reduce the carrying value of the related assets to realizable values from the sale or other disposal.

The consideration for the sale of assets was determined through arm's-length negotiations between the parties, and the sale was approved by the U.S. Bankruptcy Court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Comptronix Corporation (the "Company") provided manufacturing services to original equipment manufacturers in the electronics industry, including producers of computers, computer peripherals, industrial instruments, communications equipment, medical devices and test equipment. The Company operated facilities in Guntersville, Alabama and in Empalme, Sonora, Mexico.

On August 8, 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Middle District of Tennessee, Case Number 396-06840 (the "Chapter 11 Proceeding"). On November 1, 1996, the Company consummated the previously reported sale of substantially all of its assets to Sanmina, pursuant to an Asset Purchase Agreement. The proceeds from the sale and cash on hand totaled $19.4 million. Approximately $14.3 million of such amounts was used to repay the secured creditors of the Company, and the balance (after payment of expenses) will be used to pay the claims of unsecured creditors, including holders of the Company's convertible subordinated debentures, at the rate of approximately ten cents to twelve cents on the dollar, upon consummation of a plan in the Company's bankruptcy case. The consideration for the sale of assets was determined through arm's-length negotiations between the parties, and the sale was approved by the U.S. Bankruptcy Court.

The Company has incurred operating losses during the last seven years. Operating results are generally affected by a number of factors, including the relative mix of high volume/lower margin business and lower volume/higher margin business, price competition, raw material costs, labor efficiencies, the degree of automation that can be used in the assembly process and the efficiencies achieved by the Company in managing the inventories and fixed assets.

RESULTS OF OPERATIONS

Quarter Ended September 29, 1996 and October 1, 1995

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.


                                                               Quarter Ended
                                                          --------------------------
                                                          September 29,   October 1,
                                                              1996          1995
                                                          -------------   ----------
                                                              (%)            (%)
Sales                                                        100.0          100.0
       Cost of Sales                                         120.6           91.2
                                                             -----          -----
Gross profit/(loss)                                          (20.6)           8.8
       Marketing, general and administrative expense          13.8            6.8
       Interest expense -- net                                 5.1            4.8
       Special charge                                         86.1            --
       Other expense                                           9.7            --
                                                             -----          -----
Net loss                                                    (135.3)          (2.8)



Sales for the third quarter of 1996 were $11.4 million, a decrease of 40.9% as compared to third quarter 1995 sales of $19.3 million. The decrease in sales predominantly relates to significant reductions in several customers' production schedules, customers disengaging and the Company's inability in bankruptcy to obtain credit terms with vendors which resulted in missing customer delivery dates.

Gross loss for the third quarter of 1996 was $2.4 million as compared to a gross profit of $1.7 million for the third quarter of 1995. Gross profit declined due to the decrease in sales and production schedules by several large customers. The effect of the reduction in sales was exacerbated because the Company was not able to reduce labor costs as quickly as its customers reduced their production schedules. In addition, material cost was negatively affected by additional charges relating to cash on delivery orders required by vendors after the bankruptcy filing. In addition, the Company incurred significant costs related to excess or unallocated inventory during the 1996 period.

Marketing, general and administrative expenses increased to $1.6 million for the third quarter of 1996 as compared to $1.3 million for the third quarter of 1995. Marketing, general and administrative expenses increased to 13.8% of sales for the third quarter of 1996 as compared to 6.8% of sales for the third quarter of 1995 reflecting the lower sales base in the third quarter of 1996. The dollar increase relates to additional recruiting cost and employment costs on account of the bankruptcy.

Interest expense was at $588,000, 5.1% of sales, for the third quarter of 1996 as compared to $923,000, 4.8% of sales, for the third quarter of 1995. The dollar decrease in interest expense relates to the convertible debentures not accruing interest after the bankruptcy filing date.

The Company recorded a special charge of $9.8 million in the third quarter to reduce the carrying value of the related assets to realizable values from the sale or other disposal.

Other expense was $1.1 million for the third quarter of 1996 as compared to other income of $8,000 for the third quarter of 1995. Deferred financing costs of $972,000 were written off in the third quarter of 1996.

The Company's net loss was $15.6 million for the third quarter of 1996 as compared to a net loss of $.8 million for the third quarter of 1995. Net loss per common share was $1.18 (based upon a weighted average of 13,298,000 shares outstanding) in the third quarter of 1996 compared to net loss per common share $0.06 (based upon a weighted average of 13,293,000 shares outstanding) in the third quarter of 1995.

Nine Months Ended September 29, 1996 and October 1, 1995

The following table sets forth for the period indicated, the percentage of sales of certain items in the Statement of Operations.

                                                               Nine Months Ended
                                                          --------------------------
                                                          September 29,   October 1,
                                                              1996          1995
                                                          -------------   ----------
                                                              (%)            (%)
Sales                                                        100.0          100.0
       Cost of Sales                                         104.1           92.5
                                                             -----          -----
Gross profit/(loss)                                           (4.1)           7.5
       Marketing, general and administrative expense           8.7            6.4
       Interest expense -- net                                 4.8            4.1
       Special charge                                         18.7            --
       Other (income)/expense                                  2.6            (.1)
                                                             -----          -----
Net loss                                                     (38.9)          (2.9)

Sales for the first nine months of 1996 were $52.7 million, a decrease of 24.2% as compared to first nine months of 1995 sales of $69.5 million. The decrease in sales predominantly relates to significant reductions in several customers' production schedules, customers disengaging and the Company's inability in bankruptcy to obtain credit terms with vendors which resulted in missing customer delivery dates.

Gross loss for the first nine months of 1996 was $2.2 million, (4.1)% of sales, as compared to a gross profit of $5.2 million, 7.5% of sales, for the first nine months of 1995. Gross profit declined due to the decrease in sales and production schedules by several large customers. The effect of the reduction in sales was exacerbated because the Company was not able to reduce labor costs as quickly as its customers reduced their production schedules. In addition, material cost was negatively affected by additional charges relating to cash on delivery orders required by vendors after the bankruptcy filing.

Marketing, general and administrative expenses increased to $4.6 million for the first nine months of 1996 as compared to $4.5 million for the first nine months of 1995. Marketing, general and administrative expenses increased to 8.7% of sales for the first nine months of 1996 as compared to 6.4 % of sales for the first nine months of 1995 reflecting the lower sales base in the first nine months of 1996.

Interest expense was at $2.6 million, 4.8% of sales, for the first nine months of 1996 as compared to $2.9 million, 4.1% of sales, for the first nine months of 1995. The dollar decrease in interest expense relates to the convertible debentures not accruing interest after the bankruptcy filing date.

The Company recorded a special charge of $9.8 million in the third quarter to reduce the carrying value of the related assets to realizable values from the sale or other disposal.

Other expense was $1.4 million for the first nine months of 1996 as compared to other income of $76,000 for the first nine months of 1995. Other expense for 1996 includes the write off of deferred financing costs of $972,000. Other income for 1995 includes amortization expense of deferred financing costs which was more than offset by the reversal of reserves relating to previous non-cash charges reserving for bad debts that were subsequently collected.

The Company's net loss was $21.2 million for the first nine months of 1996 as compared to $2.9 million for the first nine months of 1995. Net loss per common share was $1.60 (based upon a weighted average of 13,298,000 shares outstanding) in the first nine months of 1996, compared to net loss per common share $0.22 (based upon a weighted average of 13,080,000 shares outstanding) in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows provided by operating activities were $8.4 million and $2.3 million in the first nine months of 1996 and 1995, respectively. Principally, the 1996 amount reflects lower levels of accounts receivable and inventory, and increased levels of accounts payable, as compared to the first nine months of 1995.

The Company's net cash flows used in investing activities were $1.6 million and $1.0 million in the first nine months of 1996 and 1995, respectively. These uses are principally related to additions of machinery and equipment.

The Company's net cash flows used in financing activities were $6.1 million for the first nine months of 1996 and principally related to payments of debt. The net cash flows used by financing activities were $1.8 million in the first nine months of 1995 and principally relates to payments of debt.

In November 1993, the Company's bank lenders agreed to retain a four (4) year term loan of $3.0 million secured by one of the Company's manufacturing facilities in Guntersville, Alabama. At September 29, 1996 the amounts outstanding under the term loan were $1.9 million.

In November 1993, the Company obtained a new credit facility with CIT. The credit facility, as amended, consists of a $34.0 million revolving line of credit secured by accounts receivable and inventory maturing in November 1998 and $6.0 million five-year term loan secured by equipment. The borrowings under the revolving line of credit are limited to 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory (a total availability of $7.9 million at September 29, 1996 and $15.2 million at December 31, 1995 and total borrowings of $9.0 million and $14.1 million, respectively). The credit facility has various financial covenants which limit the Company's ability to incur additional indebtedness, purchase and dispose of equipment and declare or pay cash dividends. The Company is also required to maintain certain financial covenants.

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

In general, commencement of the Chapter 11 Proceeding constituted an event of default under the Company's lending agreements. However, under Chapter 11, actions to collect claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Actions relative to claims secured against the Company's assets ("secured claims") also are stayed by the bankruptcy filing, although the holders of such claims have the right to move the court for relief from stay. Secured claims are secured primarily by liens on the Company's accounts receivable, inventory and property, plant and equipment. Substantially all unsecured liabilities of the Company as of the petition date are subject to compromise under a plan of reorganization which has not yet been completed; when completed. In the Chapter 11 Proceeding, claims of unsecured creditors are entitled to be paid in full prior to the equity holders of the Company receiving any value under a plan of reorganization. Because of the levels of the Company's unsecured claims and indebtedness, holders of unsecured debt and claims will receive substantially less than the full amount of their claims and equity holders will not, therefore, be entitled to any value in a plan of reorganization. To finance the Company's operations during the initial phase of the Chapter 11 Proceeding, the Company and CIT entered into an agreed order pursuant to which the Company was permitted to use its cash from operations to fund its business.

On November 1, 1996, the Company consummated the previously reported sale of substantially all of its assets to Sanmina, pursuant to an Asset Purchase Agreement. The proceeds from the sale and cash on hand totaled $19.4 million. Approximately $14.3 million of such amounts was used to repay the secured creditors of the Company, and the balance (after payment of expenses) will be used to pay the claims of unsecured creditors, including holders of the Company's convertible subordinated debentures, at the rate of approximately ten cents to twelve cents on the dollar, upon consummation of a plan in the Company's bankruptcy case. The consideration for the sale of assets was determined through arm's-length negotiations between the parties, and the sale was approved by the U.S. Bankruptcy Court.

EBITDA

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was a loss of $3.1 million and income of $4.7 million for the first nine months of 1996 and 1995, respectively. The company presents EBITDA as a supplement to the discussion of the Company's operating income and cash flow from operations analysis because the Company believes that certain parties find it to be a useful tool for measuring the Company's performance and ability to service debt. EBITDA is not a substitute for GAAP operating and cash flow data. Management, however, believes that EBITDA does supplement this information for several reasons. First, EBITDA supplements data regarding the Company's cash flow because EBTIDA is the principal performance covenant in the CIT Credit Agreement. In addition, the Company also has made significant investments in capital equipment, primarily through borrowings. Therefore, the Company is incurring a significant amount of depreciation on this equipment reflected in its results of operations. As a result, the Company believes that information with respect to EBITDA should be read in conjunction with the discussion of results of operations and the discussion of liquidity and capital resources.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 8, 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the Middle District of Tennessee, Case Number 396-06840.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) As discussed above, the Company failed to meet the covenants in its credit agreement with CIT and was unable to reach agreement with CIT for continued lending and a waiver of covenants pursuant to such credit agreement for the Company's second quarter performance. Such failure and the commencement of the Company's Chapter 11 Proceeding constituted events of default under the Company's credit agreements. See Note 3 to Unaudited Financial Statements.

         (b) The Company did not declare or pay the regular semi-annual dividend on the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), the scheduled payment dates for which were April 1, 1996 and October 1, 1996. However, the dividend of $0.30 per share, which may be paid in cash or in additional shares of Preferred Stock shall accumulate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                   27.      Financial Data Schedule (for SEC use only)

         (b)       Reports on Form 8-K

                   The Company filed the following Current Reports on Form 8-K during the quarter ended September 29, 1996:

                   Form 8-K dated August 9, 1996, to report the filing by the Company of the Chapter 11 Proceeding pursuant to Item 3 of Form 8-K.

                   Form 8-K dated September 20, 1996, to report the definitive Asset Purchase Agreement, by and between the Company and Sanmina Corporation pursuant to Item 5 of Form 8-K.

                   The Company also filed a Form 8-K dated November 1, 1996, to report the closing of the sale of substantially all of its assets to Sanmina Corporation pursuant to Item 2 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMPTRONIX CORPORATION
                                      (Registrant)

Date: November 12, 1996               By:  /s/   E. Townes Duncan
                                           --------------------------
                                           E. Townes Duncan
                                           Chairman of the Board